Form 10KSB40
period 1999-03-31
SACIO INC
filed 1999-06-24
CIK 1082736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1999

                         Commission File Number 0-25671


                                   SACIO, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



               DELAWARE                                   88-0414076
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


         8320 O'CONNELL ROAD
            EL CAJON, CA                                     92021
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


            (619)699-1721
      (ISSUER'S TELEPHONE NUMBER)







           SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:


                         Common Stock -- .001 Par Value
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                            No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

          Yes [X]                            No [ ]

The corporation had no revenues for the year ended March 31, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999, based on the average selling price of one share of the Common Stock of the Company, was $4,300.


                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


Business Development

Sacio, Inc. was incorporated in Delaware on May 31, 1994. The Company was formed in order to develop a chain of English Pub theme-based restaurants and bars tentatively called "The Old Coach Inn", starting with an initial Pub in the downtown redevelopment area of San Diego, California. During 1996 the Company raised funds necessary to pay the Company's state fees and taxes by the sale of stock to investors. In January of 1999 the board of directors voted to seek capital and began development of the Company's business plan.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


Business of the Issuer

Beginning in 1998, Management determined the Company should complete the development of it's neighborhood English Pub restaurant and bar. Management's decision was based primarily on the following factors; 1) the success of downtown redevelopment including a new ballpark district, 2) the popularity of theme-based restaurants and patron-involved music (such as Karaoke), and 3) the resurgence of the San Diego economy.

The Company will utilize existing locations that fit general restaurant layout requirements or acquire the leasehold interest and equipment of existing restaurants and bars. The overall design of each Pub is intended to create an ambiance which will be an authentic representation of an old English Inn. Management intends to take advantage of the availability of existing older buildings and historical sites in downtown redevelopment areas, including areas that are designated as Empowerment Zones. Use of the existing wooden floors, bricks, and architecture will help to create the ambiance as well as retain the historical significance of these older buildings. Management intends to offer a simple, international menu with five or six daily main course selections with variations between lunch and dinner. Location selection will involve proximity to downtown office businesses for maximum lunch and after work customer traffic. Management intends to market its restaurants through direct marketing, print, and local visitor's bureaus. The Pubs will offer V.I.P. cards for frequent customers and direct marketing at local area sporting events for pre and post game discounts. Once the Company is sufficiently funded, management will secure firm bids to build out its first Pub site in San Diego and begin its marketing and advertising plan. While no construction contract or lease has been completed, management's current estimate for total construction build-out for 5,000 square feet of Pub space is approximately $500,000. In addition, food and beverage inventory is estimated by management at approximately $25,000, and a full liquor license is estimated to cost approximately $50,000 in the San Diego area. Following the opening of the first Pub, management will have definite data in order to refine its projected costs of Pub construction and operating costs. Subject to commercial acceptance by the public and availability of working capital, management will investigate expansion into additional cities in California and other Western states.

The Company has no new product or service planned or announced to the public.

The restaurant and bar industry is highly competitive with respect to price, service, quality and location, and as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant industry. However, Management believes that the Company can effectively compete with those other companies utilizing its unique "pub" concept. Management also considers it significant that the target market will be downtown redevelopment areas. The restaurant and bar industry is also generally effected by changes in consumer preferences, national, regional and local economic conditions and demographic trends. The performance of restaurant and bar facilities may also be effected by factors such as traffic patterns, demographic considerations and the type, number and location of competing facilities. Other factors over which the Company has no control, which may adversely effect the industry, are inflation, increased labor and employee benefit costs, increase in minimum hourly wage, unemployment tax rates and similar matters. Management is not aware of any significant barriers to the Company's entry into the restaurant and bar industry, however, the Company at this time cannot ascertain its exact share of this market.

While the Company has initiated preliminary discussions with restaurant design and construction companies and restaurant suppliers, it currently has no firm commitments or contracts for services and supplies. Until such time as the Company has firm commitments and contracts for design, construction of facilities, and wholesalers of restaurant supplies, there is no assurance that goods and services can be acquired at desired costs on a timely basis. Management at this time cannot estimate when the Company will have the sufficient funding necessary to secure commitments and contracts for goods and services required for the success of its Pub business.

The Company intends to begin its initial operations in San Diego. California is the nation's largest restaurant market with sales 60% higher than either of the next two largest states (Texas and Florida). The Company's primary market will be the businessperson for lunch and the casual diner for dinner. By combining the complimentary mix of entertainment and dining, a large and diverse segment of the population will be attracted. Thus, the Company will not be dependant on any one or a few major customers. When the Company has sufficient funding it will begin marketing to these potential consumers. Management at this time cannot estimate when the Company will have the sufficient funding necessary to begin marketing its restaurant.

When the Company has sufficient funding, management will seek legal council to determine if copyright or trademark protection is required.

The Company does not need any governmental approval of its principal product or service.

The Company's business is subject to various federal, state, or local government regulations, including those related to sanitation, safety, fire and the sale of food and alcoholic beverages. The failure to maintain food and liquor licenses would have a material adverse effect on the Company's operating results. The Company may also be subject to statutes in certain states regarding the recovery of damages for persons injured by an intoxicated patron of an establishment. As appropriate, the Company shall seek to obtain liability insurance against such potential liability. Management will procure all necessary licenses, permits, and insurance when sufficient funds are raised for working capital.

The Federal Americans With Disabilities Act prohibits discrimination on basis of disability in public accommodations. The Company could be required to expend substantial funds to modify the existing historical buildings in order to provide service or make reasonable accommodations for disabled persons.

The Company currently has no employees.

Year 2000 Disclosure

Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software that will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software by October 31, 1999, which is prior to any anticipated impact on operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. If, in spite of management's best efforts, these new off-the-shelf software products are not adequately modified, resulting date-induced systems failures could have a material adverse effect on the Company's results of operations.


                                     ITEM 2

                             DESCRIPTION OF PROPERTY

The Company's principal executive office address and telephone number are provided by a Director of the Company at no cost. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth.


                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.


                                     PART II


                                     ITEM 5

         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

The Company, upon approval of the SEC, will file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of March 31, 1999, the Company had 43 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no current public offering of equity. The Board will be seeking methods of raising additional working capital during the next twelve months. Methods under consideration by the Board include a loan from a financial institution or a private equity or debt offering.

                                     ITEM 6

            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Plan of Operation

The Company's current cash is sufficient in management's opinion for the next twelve months as it currently has no direct or indirect operating expenses. During the next twelve months, the Company plans to raise additional funds in order to implement its business plan to include design and construction build-out of its first facility, securing all inventory, supplies, licenses, permits, insurance, and hiring of Pub staff. There are no current plans for research and development. There are no current plans to purchase or sell any significant amount of fixed assets.


Results of Operations

There were no revenues from sales for the twelve months ended March 31, 1999. The Company sustained a net loss of $3,862 for the twelve months ended March 31, 1999. Losses were primarily attributable to expenditures for operating expenses of the corporation.


Liquidity and Capital Resources

As of March 31, 1999, the Company had $439 cash on hand and in the bank. The primary costs and operating expenses for the twelve months ended March 31, 1999 were $2,300 in professional fees, and $980 in licenses and fees.

Currently, the Company maintains a sufficient positive cash balance for working capital. The losses through March 1999 were due to a lack of revenues and operating expenses incurred.


                                     ITEM 7

                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, PC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.


                                     ITEM 8

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                     ITEM 9

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 1999 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:


Name & Address               Age      Position            Date First Elected
--------------               ---      --------            ------------------
Nancy J. Davis               38       President,          6/14/94
8320 O'Connell Road                   Secretary,
El Cajon, CA 92021                    Director

Stephen P. Huntley           45       Director            6/14/94
8320 O'Connell Road                   Treasurer
El Cajon, CA 92021


Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Neither Ms. Davis nor Mr. Huntley hold directorships in any other reporting company.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.


Resumes

Nancy J. Davis, President, Secretary & Director

Owner and operator of Fast Time Bar & Grill, a "racing" theme restaurant and bar for three years until it's successful sale. Responsible for all aspects of restaurant management including front of the house operations, personnel supervision, purchasing and bar management. Background also includes extensive Inventory, Quality Control, and Purchasing for two large manufacturing companies, drafting and design layout for an Architectural and Civil Engineering firm, and Public Accounting experience.

Stephen P. Huntley, Treasurer & Director

Specialist in production of mass-market advertising graphics and multi-media display presentation campaigns, primarily for scientific, technical manufacturing, and biological companies. Services include production of graphic materials for public advertising, and presentation materials for initial public offerings, national exhibits, scientific conventions and large-scale corporate seminars. Twelve years prior extensive contracting experience in commercial and residential construction including interior build-out and painting.


                                     ITEM 10

                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.


                           SUMMARY COMPENSATION TABLE

                                     Other     Restricted
 Name &                              annual      stock               LTIP     All other
principle            Salary   Bonus  compen-     awards    Options  Payouts    compen-
position      Year    ($)      ($)  sation($)     ($)        SARs     ($)     sation($)
---------------------------------------------------------------------------------------
N Davis       1996    -0-      -0-    -0-         -0-        -0-      -0-        -0-
President     1997    -0-      -0-    -0-         -0-        -0-      -0-        -0-
              1998    -0-      -0-    -0-          1         -0-      -0-        -0-

S Huntley     1996    -0-      -0-    -0-         -0-        -0-      -0-        -0-
Treasurer     1997    -0-      -0-    -0-         -0-        -0-      -0-        -0-
              1998    -0-      -0-    -0-          1         -0-      -0-        -0-


There are no current employment agreements between the Company and its executive officers.

The Directors and Principal Officers have worked with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration based upon a positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $10,000 at each month end. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                                     ITEM 11

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31,1999:


Title Of    Name &                    Amount &                  Percent
 Class      Address                   Nature of owner           Owned
--------    -------                   ---------------           -------
Common      Nancy J. Davis            4,500,000(a)              41.2%
            8320 O'Connell Road
            El Cajon, CA 92021

Common      Stephen P. Huntley        4,500,000(b)              41.2%
            8320 O'Connell Road
            El Cajon, Ca 92021

----------
(a) Ms. Davis received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in August 1998. 4,400,000 shares of the Company's common stock were issued to her per a stock split on August 2, 1998.

(b) Mr. Huntley received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to him for services in August 1998. 4,400,000 shares of the Company's common stock were issued to him per a stock split on August 2, 1998.


                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Davis (Director, President & Secretary) received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in August 1998. 4,400,000 shares of the Company's common stock were issued to her per a forward stock split on August 2, 1998.

Mr. Huntley (Director & Treasurer) received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to him for services in August 1998. 4,400,000 shares of the Company's common stock were issued to him per a forward stock split on August 2, 1998.


                                    PART III

                                    EXHIBITS

Exhibit A    Financial Statements

             1 Audited financial statements for the years ended March 31, 1997, 1998, 1999

Exhibit 11   Statement re: computation of per share earnings       See Exhibit A
Exhibit 23   Consent of Barry L. Friedman, P.C.                    Included
Exhibit 27   Financial Data Schedule                               Included


                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Sacio, Inc.


Date June 22, 1999                      By /s/ Nancy J. Davis
     ---------------                       -------------------------------------
                                           Nancy J. Davis, President & Director



Date June 22, 1999                      By /s/ Stephen P. Huntley
     ---------------                       -------------------------------------
                                           Stephen P. Huntley, Director

                                    EXHIBIT A

                                   SACIO, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                 MARCH 31, 1998
                                 MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                          PAGE #
                                                                          ------
INDEPENDENT AUDITORS REPORT                                                  1


ASSETS                                                                       2


LIABILITIES AND STOCKHOLDERS' EQUITY                                         3


STATEMENT OF OPERATIONS                                                      4


STATEMENT OF STOCKHOLDERS' EQUITY                                            5


STATEMENT OF CASH FLOWS                                                      6


NOTES TO FINANCIAL STATEMENTS                                             7-11

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant

1582 TULITA DRIVE                                          OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                                   FAX NO. (702) 896-0278

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                  May 28, 1999
Sacio, Inc.
El Cajon, California

     I have audited the accompanying Balance Sheets of Sacio, Inc. (A Development Stage Company), as of March 31, 1999, March 31, 1998, and March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 1999, March 31, 1998, and March 31, 1997 and the period May 31, 1994 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacio, Inc. (A Development Stage Company), as of March 31, 1999, March 31, 1998, and March 31, 1997, and the results of its operations and cash flows for the three years ended March 31, 1999, March 31, 1998, and March 31, 1997 and the period May 31, 1994 (inception) to March 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                                   SACIO, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS

                                          MARCH             MARCH            MARCH
                                         31, 1999         31, 1998          31, 1997
                                         --------         --------          --------
CURRENT ASSETS:

     CASH                                $   439          $  4,300          $  4,300
                                         -------          --------          --------

     TOTAL CURRENT ASSETS:               $   439          $  4,300          $  4,300
                                         -------          --------          --------


OTHER ASSETS:                            $     0          $      0          $      0
                                         -------          --------          --------


     TOTAL OTHER ASSETS:                 $     0          $      0         $       0
                                         -------          --------         ---------


TOTAL ASSETS                             $   439          $  4,300          $  4,300
                                         -------          --------          --------


                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          MARCH             MARCH            MARCH
                                         31, 1999         31, 1998          31, 1997
                                         --------         --------          --------
CURRENT LIABILITIES:                     $      0         $      0          $      0
                                         --------         --------          --------

     TOTAL CURRENT LIABILITIES:          $      0         $      0          $      0
                                         --------         --------          --------

STOCKHOLDERS' EQUITY: (Note #4)

     Common stock
     Par value $0.00001
     Authorized 20,000,000 shares
     Issued and outstanding at

     March 31, 1997 --
     143,000 shares:                                                        $      2

     March 31, 1998 --
     143,000 shares:                                      $      2

     Common stock
     Par value $0.001
     Authorized 20,000,000 shares
     Issued and outstanding at

     March 31, 1999 --
     10,935,000 shares:                  $ 10,935

     Additional Paid-In Capital            -6,633           +4,299            +4,299

     Deficit accumulated during
     Development stage:                    -3,863               -1                -1
                                         --------         --------          --------

TOTAL STOCKHOLDERS' EQUITY:              $    439         $  4,300          $  4,300
                                         --------         --------          --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                    $    439         $  4,300          $  4,300
                                         --------         --------          --------



                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                          Year          Year         Year       May 31,1994
                                          Ended         Ended        Ended      (Inception)
                                         Mar. 31,      Mar. 31,     Mar. 31,     to Mar. 31,
                                           1999         1998         1997           1999
                                        ----------    ----------   ----------  -------------
INCOME:
Revenue                                 $        0    $        0   $        0  $           0
                                        ----------    ----------   ----------  -------------

EXPENSES:

General, Selling and
Administrative:                         $    3,862    $        0   $        0  $       3,863
                                        ----------    ----------   ----------  -------------

         TOTAL EXPENSES:                $    3,862    $        0   $        0  $       3,863
                                        ----------    ----------   ----------  -------------

NET PROFIT/LOSS (-):                    $   -3,862    $        0   $        0  $      -3,863
                                        ----------    ----------   ----------  -------------

Net Profit/Loss(-)
per weighted share
(Note 1):                               $   -.0004    $      NIL   $      NIL  $      -.0004
                                        ----------    ----------   ----------  -------------

Weighted average
Number of common
shares outstanding:                     10,935,000    10,935,000   10,935,000     10,935,000
                                        ----------    ----------   ----------  -------------


                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Additional         Accumu-
                                Common             Stock            paid-in           lated
                                Shares            Amount            Capital          Deficit
                              ----------        ----------        ----------         -------
Balance,

March 31, 1996                   143,000        $        2        $    4,299         $    -1

Net loss year ended
March 31, 1997:                                                                            0
                              ----------        ----------        ----------         -------

Balance,
March 31, 1997:                  143,000        $        2        $    4,299         $    -1

Net loss year ended                                                                        0
March 31, 1998:               ----------        ----------        ----------         -------

Balance,
March 31, 1998:                  143,000        $        2        $    4,299         $    -1

August 2, 1998
Stock Issued
For Services                     100,000                +1                 0

August 2, 1998
Forward Stock Split
45:1                          10,692,000              +106              -106

October 30, 1998
Change Par Value
From $.00001 to
$.001                                              +10,826           -10,826

Net Loss Year Ended
March 31, 1999                                                                        -3,862
                              ----------        ----------        ----------         -------

Balance,
March 31, 1999                10,935,000        $   10,935        $   -6,633         $-3,863
                              ----------        ----------        ----------         -------


                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                   Year          Year          Year       May 31,1994
                                  Ended         Ended         Ended      (Inception)
                                 Mar. 31,      Mar. 31,      Mar. 31,     to Mar. 31,
                                   1999          1998          1997          1999
                                 --------      --------      --------    ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Loss                    $ -3,862      $      0  $          0      $ -3,863

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities:
     Issue Common Stock
     For Services                      +1             0             0            +2

Changes in assets and
Liabilities:                            0             0             0             0
                                 --------      --------      --------      --------

NET CASH USED IN
OPERATING ACTIVITIES:            $ -3,861      $      0  $          0      $ -3,861

CASH FLOWS FROM
INVESTING ACTIVITIES:                   0             0             0             0

CASH FLOWS FROM
FINANCING ACTIVITIES:

     Issuance of Common
     Stock for Cash                     0             0             0        +4,300
                                 --------      --------      --------      --------

Net Increase (decrease)          $ -3,861      $      0      $      0      $    439

Cash,
Beginning of period:                4,300         4,300         4,300             0
                                 --------      --------      --------      --------

Cash, End of Period:             $    439      $  4,300      $  4,300      $    439
                                 --------      --------      --------      --------


                 See accompanying notes to financial statements

                                  SACIO, INC.
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 1 -- HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized MAY 31, 1994, under the laws of the State of Delaware as SACIO, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

          The Company records income and expenses on the accrual method.

     Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 1999.

                                   SACIO, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 1999, the Company had no dilative common stock equivalents such as stock options.

     Year End

          The Company has selected March 31st as its fiscal year-end.

     Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

          The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                                   SACIO, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year 2000 Disclosure

          Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

          The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.


NOTE 3 -- INCOME TAXES

     There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 1999 is as follows:

          Net operation loss carry forward                $ 3,863
          Valuation allowance                             $ 3,863

          Net deferred tax asset                          $     0


     The federal net operating loss carry forward will expire in 2014 to 2019.

                                   SACIO, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 4 -- STOCKHOLDERS' EQUITY


     Common Stock

     The authorized common stock of the corporation consists of 20,000,000 shares with a par value $.001 per share.

     Preferred Stock

     Sacio, Inc. has no preferred stock.


     On June 14, 1994, the Company issued 100,000 shares of its $0.00001 par value common stock in consideration of $1.00 to its directors.

     On April 30, 1996, the Company issued 43,000 shares of its $0.00001 par value common stock for cash of $4,300.00.

     On August 2, 1998, the Company issued 100,000 shares of its $0.00001 par value common stock for services of $1.00 to its directors

     On August 2, 1998, the Company approved a forward stock split on the basis of 45:1, thus increasing the common stock from 243,000 shares 10,935,000 shares.

     On October 30, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

                                   SACIO, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 5 -- GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


NOTE 6 -- RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 -- WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional share of common stock.