Form 10KSB40/A
period 1999-03-31
SACIO INC
filed 1999-08-16
CIK 1082736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  Amendment #1

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1999

                         Commission File Number 0-25671

                                   SACIO, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                               88-0414076
 ----------------------------------------          --------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           8320 O'CONNELL ROAD
              EL CAJON, CA                                92021
 ----------------------------------------          --------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

              (619)699-1721
 ----------------------------------------
       (ISSUER'S TELEPHONE NUMBER)

          SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock - .001 Par Value
                 ----------------------------------------------
                                (TITLE OF CLASS)

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

The Company will utilize existing locations that fit general restaurant layout requirements or acquire the leasehold interest and equipment of existing restaurants and bars. The overall design of each Pub is intended to create an ambiance which will be an authentic representation of an old English Inn. Management intends to take advantage of the availability of existing older buildings and historical sites in downtown redevelopment areas, including areas that are designated as Empowerment Zones. Use of the existing wooden floors, bricks, and architecture will help to create the ambiance as well as retain the historical significance of these older buildings. Management intends to offer a simple, international menu with five or six daily main course selections with variations between lunch and dinner. Location selection will involve proximity to downtown office businesses for maximum lunch and after work customer traffic. Management intends to market its restaurants through direct marketing, print, and local visitor's bureaus. The Pubs will offer V.I.P. cards for frequent customers and direct marketing at local area sporting events for pre and post game discounts. Once the Company is sufficiently funded, management will secure firm bids to build out its first Pub site in San Diego and begin its marketing and advertising plan. While no construction contract or lease has been completed, management's current estimate for total construction build-out for 5,000 square feet of Pub space is approximately $500,000. In addition, food and beverage inventory is estimated by management at approximately $25,000, and a full liquor license is estimated to cost approximately $50,000 in the San Diego area. Management anticipates initial implementation of its business plan to begin in the 4th quarter of 1999. The business plan timetable for opening the first pub is sequentially: (a) six months to raise capital of $800,000 to $900,000, (b) two months to secure leased site with plans and permits at a cost of $100,000, (c) three months to build-out site including all furniture, equipment, and furnishings at a cost of $350,000, hire and train staff at a cost of $25,000, secure full liquor license at a cost of $50,000, stock food and beverage inventory of $25,000, and $25,000 for advertising and promotion of opening. Following the opening of the first Pub, management will have definite data in order to refine its projected costs of Pub construction and operating costs. Subject to commercial acceptance by the public and availability of working capital, management will investigate expansion into additional cities in California and other Western states.

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

                                     ITEM 6
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's current cash is sufficient in management's opinion to sustain corporate operations until such time as Management can raise capital to advance its business plan.

During the next twelve months, the Company's plan of operations includes the following events: during the first six months raise capital of $800,000 to $900,000 through the sale of equity securities, during the succeeding two months secure the leased site and complete plans and permits at a cost of $100,000, and during the last three months build-out the site, purchase furniture, equipment, and furnishings at a cost of $350,000, hire and train staff at a cost of $25,000, secure the full liquor license at a cost of $50,000, purchase food and beverage inventory of $25,000, and allocate $25,000 for advertising and promotion of the opening of the first pub. The Company will face considerable risk in each of its business plan steps, such as difficulty of renting a desirable pub site within its budget, difficulty of completing its build-out within its timetable and budget, difficulty of hiring competent personnel within its budget, and a lack of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

                                 SACIO, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                                MARCH 31, 1999
                                MARCH 31, 1998
                                MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE #
                                                                            ------
INDEPENDENT AUDITORS REPORT ...........................................        1

ASSETS ................................................................        2

LIABILITIES AND STOCKHOLDERS' EQUITY ..................................        3

STATEMENT OF OPERATIONS ...............................................        4

STATEMENT OF STOCKHOLDERS' EQUITY .....................................        5

STATEMENT OF CASH FLOWS ...............................................        6

NOTES TO FINANCIAL STATEMENTS .........................................     7-11

                           BARRY L. FRIEDMAN, P.C.
                         Certified Public Accountant

1582 TULITA DRIVE LAS VEGAS,                               OFFICE (702) 361-8414
NEVADA 89123                                              FAX NO. (702) 896-0278

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


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                                  SACIO, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                                     ASSETS

                                              MARCH 31,    MARCH 31,     MARCH 31,
                                                1999         1998          1997
                                              ---------    ---------     ---------
CURRENT ASSETS:

     CASH                                       $439        $4,300        $4,300
                                                ----        ------        ------
     TOTAL CURRENT ASSETS:                      $439        $4,300        $4,300
                                                ----        ------        ------
OTHER ASSETS:                                   $  0        $    0        $    0
                                                ----        ------        ------
     TOTAL OTHER ASSETS:                        $  0        $    0        $    0
                                                ----        ------        ------
TOTAL ASSETS                                    $439        $4,300        $4,300
                                                ====        ======        ======

                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  MARCH 31,    MARCH 31,    MARCH 31,
                                                    1999         1998         1997
                                                  ---------    ---------    ---------
CURRENT LIABILITIES:                               $     0      $     0      $    0
                                                   -------      -------      ------
     TOTAL CURRENT LIABILITIES:                    $     0      $     0      $    0
                                                   -------      -------      ------
STOCKHOLDERS' EQUITY: (Note #4)

     Common stock
     Par value $0.00001
     Authorized 20,000,000 shares
     Issued and outstanding at

     March 31, 1997 -
     143,000 shares:                                                         $    2

     March 31, 1998 -
     143,000 shares:
                                                                $     2
     Common stock
     Par value $0.001
     Authorized 20,000,000 shares
     Issued and outstanding at

     March 31, 1999 -
     10,935,000 shares:                            $10,935

     Additional Paid-In Capital                     -6,633       +4,299      +4,299

     Deficit accumulated during
     Development stage:                             -3,863           -1          -1

TOTAL STOCKHOLDERS' EQUITY:                        $   439      $ 4,300      $4,300
                                                   -------      -------      ------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                              $   439      $ 4,300      $4,300
                                                   -------      -------      ------

                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                  Year             Year            Year          May 31,1994
                                 Ended            Ended           Ended          (Inception)
                                Mar. 31,         Mar. 31,        Mar. 31,        to Mar. 31,
                                  1999            1998             1997             1999
                              -----------      -----------      -----------      -----------
INCOME:
Revenue                       $         0      $         0      $         0      $         0
                              -----------      -----------      -----------      -----------
EXPENSES:

General, Selling and
Administrative:               $     3,862      $         0      $         0      $     3,863
                              -----------      -----------      -----------      -----------
         TOTAL EXPENSES:      $     3,862      $         0      $         0      $     3,863
                              -----------      -----------      -----------      -----------
NET PROFIT/LOSS (-):          $    -3,862      $         0      $         0      $    -3,863
                              -----------      -----------      -----------      -----------
Net Profit/Loss(-)
per weighted share
(Note 1):                     $    -.0004      $       NIL      $       NIL      $    -.0004
                              -----------      -----------      -----------      -----------
Weighted average
Number of common
shares outstanding:            10,935,000       10,935,000       10,935,000       10,935,000
                              -----------      -----------      -----------      -----------

                 See accompanying notes to financial statements

                                   SACIO, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Additional      Accumu-
                                Common         Stock        paid-in        lated
                                Shares         Amount       Capital        Deficit
                              ----------      --------     ----------     --------
Balance,
March 31, 1996                   143,000      $      2      $  4,299           $-1

Net loss year ended
March 31, 1997:                                                                  0
                              ----------      --------      --------      --------
Balance,
March 31, 1997:                  143,000      $      2      $  4,299      $     -1

Net loss year ended
March 31, 1998:                                                                  0
                              ----------      --------      --------      --------
Balance,
March 31, 1998:                  143,000      $      2      $  4,299      $     -1

August 2, 1998
Stock Issued
For Services                     100,000            +1             0

August 2, 1998
Forward Stock Split
45:1                          10,692,000          +106          -106

October 30, 1998
Change Par Value
From $.00001 to $.001                          +10,826       -10,826

Net Loss Year Ended
March 31, 1999                                                              -3,862
                              ----------      --------      --------      --------
Balance,
March 31, 1999                10,935,000      $ 10,935      $ -6,633      $ -3,863
                              ----------      --------      --------      --------

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

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

      The Company was organized May 31, 1994, under the laws of the State of Delaware as SACIO, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 - INCOME TAXES

      There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 1999 is as follows:

            Net operation loss carry forward            $3,863
            Valuation allowance                         $3,863

            Net deferred tax asset                      $    0

      The federal net operating loss carry forward will expire in 2014 to 2019.

                                   SACIO, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997

NOTE 4 - STOCKHOLDERS' EQUITY

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

NOTE 5 - GOING CONCERN

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - WARRANTS AND OPTIONS

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

                           SUMMARY COMPENSATION TABLE

                                                Other
Name &                                          annual      Restricted                             All other
principal                                       compen-       stock      Options       LTIP         compen-
position          Year     Salary($)  Bonus($)  sation       awards($)     SARs      Payouts($)     sation($)
-----------       ----     ---------  --------  -------     ----------   -------     ----------    ----------
N Davis           1996       -0-       -0-        -0-          -0-          -0-         -0-            -0-
President         1997       -0-       -0-        -0-          -0-          -0-         -0-            -0-
                  1998       -0-       -0-        -0-           1           -0-         -0-            -0-
S Huntley         1996       -0-       -0-        -0-          -0-          -0-         -0-            -0-
Treasurer         1997       -0-       -0-        -0-          -0-          -0-         -0-            -0-
                  1998       -0-       -0-        -0-           1           -0-         -0-            -0-

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

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31,1999:

Title Of          Name &                            Amount &                  Percent
Class             Address                           Nature of owner           Owned
---------         --------------------              ---------------           --------
Common            Nancy J. Davis                    4,500,000 (a)             41.2%
                  8320 O'Connell Road
                  El Cajon, CA 92021

Common            Stephen P. Huntley                4,500,000 (b)             41.2%
                  8320 O'Connell Road
                  El Cajon, Ca 92021

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


                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11   Statement re: computation of per share earnings       See Financial Stmt.
Exhibit 23   Consent of Barry L. Friedman, P.C.                    Included
Exhibit 27   Financial Data Schedule                               Included

Reports filed on Form 8-K                                          None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sacio, Inc.

Date  July 23, 1999                   By  /s/ NANCY J. DAVIS
      -----------------                   --------------------------------------
                                          Nancy J. Davis, President & Director

Date  July 23, 1999                   By  /s/ STEPHEN P. HUNTLEY
      -----------------                   --------------------------------------
                                          Stephen P. Huntley, Director