Form 10QSB
period 1999-09-30
SACIO INC
filed 1999-11-02
CIK 1082736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 1999
                         Commission File Number 0-25671

                                   SACIO, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 88-0414076
             --------                                 ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                     8320 O'CONNELL ROAD, EL CAJON, CA 92021
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 699-1721
                                 --------------
              (Registrant's telephone number, including area code)


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

As of September 30, 1999, the registrant had 10,935,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                   SACIO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED



                                      ASSETS                Sept 30       Sept 30
                                                              1999          1998
                                                            --------------------
CURRENT ASSETS
     CASH                                                      208         4,300
                                                            --------------------
TOTAL CURRENT ASSETS                                           208         4,300

FIXED ASSETS
                                                            --------------------
NET FIXED ASSETS                                                 0             0

OTHER ASSETS
     ORGANIZATION COSTS                                          0             0
     LESS AMORTIZATION                                           0             0
                                                            --------------------
TOTAL OTHER ASSETS                                               0             0
                                                            --------------------
TOTAL ASSETS                                                   208         4,300
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                                            --------------------
TOTAL CURRENT LIABILITIES                                        0             0

LONG TERM LIABILITIES

                                                            --------------------
TOTAL LONG TERM LIABILITIES                                      0             0

                                                            --------------------
TOTAL LIABILITIES                                                0             0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                         10,935             2
     20,000,000 shares authorized, 10,935,000 issued
     and outstanding

     ADDITIONAL PAID IN  CAPITAL                            -6,633         4,299

     BEGINNING RETAINED EARNINGS                            -3,863            -1
     NET LOSS                                                 -232

                                                            --------------------
     ENDING RETAINED DEFICIT                                -4,094            -1

                                                            --------------------
TOTAL STOCKHOLDERS' EQUITY                                     208         4,300
                                                            --------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                              208         4,300
                                                            ====================


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   SACIO, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                            For The Six Months Ended
                                    UNAUDITED

                                              Sept 30           Sept 30
                                               1999               1998
                                           ----------------------------
REVENUE
                                           ----------------------------
TOTAL REVENUE                                       0                 0

DIRECT COSTS


                                           ----------------------------
TOTAL COST OF GOODS SOLD                            0                 0
                                           ----------------------------
GROSS PROFIT                                        0                 0

OPERATING EXPENSES

  GENERAL, SELLING & ADMINISTRATIVE               232                 0
  LICENSES AND FEES                                 0                 0
  ACCOUNTING & AUDIT FEES                           0                 0

                                           ----------------------------
TOTAL OPERATING EXPENSES                          232                 0

                                           ----------------------------
LOSS FROM OPERATIONS                             -232                 0


OTHER INCOME & EXPENSE

                                           ----------------------------
TOTAL OTHER INCOME & EXPENSE                        0                 0

                                           ----------------------------
LOSS BEFORE TAXES                                -232                 0
                                           ----------------------------
NET LOSS                                         -232                 0
                                           ============================


NET LOSS PER SHARE                                NIL                 0


WEIGHTED AVERAGE NUMBER OF COMMON          10,935,000        10,935,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   SACIO, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            For The Six Months Ended
                                    UNAUDITED


                                                     Sept 30,    Sept 30,
                                                      1999         1998
                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                 -232            0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                         0            0

   CHANGES IN ASSETS AND
   LIABILITIES                                          0            0

                                                     ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES             -232            0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                   0            0

                                                     ------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                0            0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                       0            0

                                                     ------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                0            0


NET INCREASE (DECREASE) IN CASH                      -232            0

CASH AT BEGINNING OF PERIOD                           439        4,300
                                                     ------------------

CASH AT END OF PERIOD                                 208        4,300


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1. Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1999 and 1998, and the results of operations for the six months ended September 30, 1999 and 1998, and the changes in cash for the six months ended September 30, 1999 and 1998.


2. Interim Reporting

The results of operations for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


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


5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999.

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


PART 1 FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operations

The Company's current cash balance is $208. Management plans to maintain a positive cash balance sufficient to fund the current minimum level of operations through December 1999 through the sale of equity securities or advances from officers. In order to conduct a normal business level of activity and advance the Company's business plan, the Company must raise capital through the sale of equity securities. To date, the Company has sold $4,300 in equity securities and used approximately $3,215 for professional services, $500 for licenses and fees, and $377 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

As soon as the Company is able to raise capital of $800,000 to $900,000 through the sale of equity securities the Company intends to implement its business plan as follows: during the succeeding two months secure the leased site and complete plans and permits at a cost of $100,000, and during the last three months build-out the site, purchase furniture, equipment, and furnishings at a cost of $350,000, hire and train staff at a cost of $25,000, secure the full liquor license at a cost of $50,000, purchase food and beverage inventory of $25,000, and allocate $25,000 for advertising and promotion of the opening of the first pub. The Company will face considerable risk in each of its business plan steps, such as difficulty of renting a desirable pub site within its budget, difficulty of completing its build-out within its timetable and budget, difficulty of hiring competent personnel within its budget, and a lack of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the officers. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for research and development. There are no current plans to purchase or sell any significant amount of fixed assets. The Company intends to hire an additional twenty three employees near the end of the next twelve months.

PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4 Not applicable

ITEM 5 Information required in lieu of Form 8-K: None

ITEM 6 Exhibits and Reports on 8-K:

           a) Exhibit # 27.1, "Financial Data Schedule"

           b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

         Sacio, Inc.




         Dated: November 1, 1999   /s/ NANCY J. DAVIS
                                   ---------------------------------------------
                                   Nancy J. Davis
                                   President and Chief Executive Officer