Form 10QSB
period 1999-12-31
SACIO INC
filed 2000-02-14
CIK 1082736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-25671

                                   SACIO, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   88-0414076
   ------------------------              ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                     8320 O'CONNELL ROAD, EL CAJON, CA 92021
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

As of December 31, 1999, the registrant had 3,289,500 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                   SACIO, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED



                                     ASSETS

                                                        Dec 31      Dec 31
                                                         1999        1998
                                                         -----      -----
CURRENT ASSETS
     CASH                                                   15      4,300
                                                         -----      -----
TOTAL CURRENT ASSETS                                        15      4,300
FIXED ASSETS
                                                         -----      -----
NET FIXED ASSETS                                             0          0
OTHER ASSETS
     ORGANIZATION COSTS                                      0          0
     LESS AMORTIZATION                                       0          0
                                                         -----      -----
TOTAL OTHER ASSETS                                           0          0
                                                         -----      -----
TOTAL ASSETS                                                15      4,300
                                                         =====      =====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                         -----      -----
TOTAL CURRENT LIABILITIES                                    0          0
LONG TERM LIABILITIES
                                                         -----      -----
TOTAL LONG TERM LIABILITIES                                  0          0
                                                         -----      -----
TOTAL LIABILITIES                                            0          0
STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                      3,289          2
     20,000,000 shares authorized, 3,289,500 issued
     and outstanding at 12/31/99, 10,935,000 issued
     and outstanding at 12/31/98

     ADDITIONAL PAID IN  CAPITAL                         1,013      4,299

     BEGINNING RETAINED EARNINGS                         -3,863        -1
     NET LOSS                                              -424
                                                         -----      -----
     ENDING RETAINED DEFICIT                             -4,287        -1
                                                         -----      -----
TOTAL STOCKHOLDERS' EQUITY                                  15      4,300
                                                         -----      -----
TOTAL LIAB & STOCKHOLDERS' EQUITY                           15      4,300
                                                         =====      =====


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   SACIO, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                            For The Nine Months Ended
                                    UNAUDITED


                                           Dec 31         Dec 31
                                            1999           1998
REVENUE
                                         ----------      ----------
TOTAL REVENUE                                     0               0

DIRECT COSTS
                                         ----------      ----------
TOTAL COST OF GOODS SOLD                          0               0
                                         ----------      ----------
GROSS PROFIT                                      0               0
OPERATING EXPENSES
  GENERAL, SELLING & ADMINISTRATIVE             424               0
  LICENSES AND FEES                               0               0
  ACCOUNTING & AUDIT FEES                         0               0
                                         ----------      ----------
TOTAL OPERATING EXPENSES                        424               0
                                         ----------      ----------
LOSS FROM OPERATIONS                           -424               0
OTHER INCOME & EXPENSE
                                         ----------      ----------
TOTAL OTHER INCOME & EXPENSE                      0               0
                                         ----------      ----------
LOSS BEFORE TAXES                              -424               0
                                         ----------      ----------
NET LOSS                                       -424               0
                                         ==========      ==========

NET LOSS PER SHARE                              NIL               0

WEIGHTED AVERAGE NUMBER OF COMMON         3,289,500      10,935,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   SACIO, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            For The Nine Months Ended
                                    UNAUDITED

                                                  Dec 31,    Dec 31,
                                                   1999       1998
                                                  -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME (LOSS)                               -424          0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                       0          0

   CHANGES IN ASSETS AND
   LIABILITIES                                        0          0
                                                  -----      -----
NET CASH FLOWS FROM OPERATING ACTIVITIES           -424          0

CASH FLOWS FROM INVESTING ACTIVITIES:
   ORGANIZATION COSTS                                 0          0
                                                  -----      -----
NET CASH FLOWS FROM INVESTING ACTIVITIES              0          0

CASH FLOWS FROM FINANCING ACTIVITIES:
   ISSUANCE OF COMMON
   STOCK FOR CASH                                     0          0
                                                  -----      -----
NET CASH FLOWS FROM FINANCING ACTIVITIES              0          0

NET INCREASE (DECREASE) IN CASH                    -424          0

CASH AT BEGINNING OF PERIOD                         439      4,300
                                                  -----      -----
CASH AT END OF PERIOD                                15      4,300


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.      Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the nine months ended December 30, 1999 and 1998, and the changes in cash for the nine months ended December 30, 1999 and 1998.

2.      Interim Reporting

The results of operations for the nine months ended December 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

3.      Oganization and Summary of Significant Accounting Policies:

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

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


7.      Common Stock Transactions

        Per the request of the officers of the Company, and by unanimous vote of the board of directors on December 10, 1999, the Company canceled the shares issued to the officers on June 14, 1994 and August 2, 1998 and all related stock split shares.


PART 1 FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operations

The Company's current cash balance is $15. Management plans to maintain a positive cash balance sufficient to fund the current minimum level of operations through March 2000 through the sale of equity securities or advances from officers. In order to conduct a normal business level of activity and advance the Company's business plan, the Company must raise capital through the sale of equity securities. To date, the Company has sold $4,300 in equity securities and used approximately $3,215 for professional services, $693 for licenses and fees, and $377 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

ITEMS 2-4      Not applicable

ITEM 5         Information required in lieu of Form 8-K:  None

ITEM 6         Exhibits and Reports on 8-K:

                      a)   Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

        Sacio, Inc.




        Dated: January 26, 2000  /s/ Nancy J. Davis
                                ----------------------------------------------
                                     Nancy J. Davis
                                     President and Chief Executive Officer