Form 10KSB
period 2000-03-31
FREESOFTWARECLUB COM
filed 2000-07-17
CIK 1082736

                             FORM 10-KSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended March 31, 2000
                                  OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File #000-25761

                       Freesoftwareclub.com, Inc.
          (Exact Name of Registrant as Specified in Charter)

        Delaware                                  88-0414076
   (State of Incorporation)              IRS Employer Identification

                 600 Bancroft Way, Berkeley, CA  94710
           (Address of Principal Executive Offices and Zip Code)

                              (510) 649-4922
            Registrant's Telephone Number, Including Area Code

    Securities Registered Pursuant to Section 12 (b) of the Act:  None

       Securities Registered Pursuant to Section 12(g)of the Act:

                Common Stock, Par Value $.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value held by non-affiliates of the registrant as of July 14, 2000: Common Stock, par value $.001 per share, $3,247,125

The number of shares outstanding as of the close of business on July 14, 2000, was 16,947,500 shares of Common Stock, par value $.001 per share.

          Freesoftwareclub.com, Inc. - 2000 Form 10-KSB Annual Report

                             Table of Contents

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters

Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9.  Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

In March 2000, Freesoftwareclub.com, Inc., a Nevada corporation, was acquired by Sacio, Inc., a Delaware corporation, ("Sacio") through an exchange of common stock. . Sacio changed its name to Freesoftwareclub.com, Inc. ("FSC," the "Company," "we," or "us") Sacio had no significant assets or liabilities at the acquisition date and had no material operations for the prior three years

Business Overview

The Company has developed a subscription membership-based model for the sale of software. In much the same way that hit movies are offered "free" to subscribers of premium movie channels, the Company offers popular software in a variety of categories free to club members. Members pay a fee of $9.95/month and are eligible for one free title per month from an extensive "commercial catalog" comprised of current and popular selling titles. In addition, all visitors to the site get access to another extensive catalog of high quality freeware and "shareware" that can be downloaded at no cost. Market development is expected to come from a combination of direct sales, OEM bundling, and ISP Bundling.

A preliminary website was launched in mid-1999. In April, 2000, we deployed a two-phase plan to re-launch the website. Phase One called for an immediate redesign and strategy to build site traffic and a registered user database. No membership subscriptions were to be solicited in Phase One; the commercial catalog would not be deployed until the necessary time and capital was available to secure quality content from top name software publishers. Phase Two of the plan called for launch of the commercial software catalog in conjunction with a major marketing push to start securing members.

Phase One was successfully launched in late April, and within six weeks the Company has pushed over 2,500,000 visitors to the site and acquired over 40,000 registrations. During this period, we also accomplished the following:

  - Agreements were either completed, or negotiations ensued, to acquire software content from several sources, including Mattel, Simon and Schuster, Macmillan, Electronic Arts, Activision, Ripcord Games, Navarre, Digital River, and other publishers and distributors of high quality content.

  - Development of an Affiliate program, which incorporated promoting the Affiliate Companies on the site, and the beginnings of securing affiliate relationships, including MyFree, Web3000, EMJ Datasystems, Commission Junction and others.

  - An Agreement was completed with a back-end fulfillment company, Rush Order, to handle all product shipping and logistics.

  - An Agreement was completed with a public relations company, S&S Public Relations, to build consumer awareness and traffic to the site.

  - Marketing agreements or negotiations ensued with several on-line market development companies, including: Real Networks (Netzip), MyPoints, Freeride, Get Relevant, Promotions.com, AllAdvantage.com, Etour.com, The Webster Group, and others.

Phase Two launch of the site is now active and is daily securing new members. However, the commercial catalog is far from complete, and many elements of the Phase Two marketing campaign have yet to be deployed. Further deployment of the catalog and full deployment of the marketing campaign require additional funding by us. Please see "Liquidity and Capital Resources" under
Item 6 below for further discussion.

Marketing Overview

Phase One: To build a certain level of "stickiness" to the site, an interactive catalog of the best available totally free software was developed. Each of the titles was categorized, reviewed, and featured screenshots and detailed descriptions of the products. Described as "The Freeware Catalog" (to differentiate from Phase Two's "Commercial Catalog"), it was developed by scraping other web sites of popular titles. These were installed in a database supporting four platforms: Windows, Macintosh, Palm, and Linux. The site was also visually developed to handle banners and buttons, allowing for an affiliate program/revenue stream.

As part of enticing people to give demographic information for the purpose of developing a comprehensive, consumer database (to be used for future marketing), a GiveAway contest was created with a free computer (either PC or Mac platforms depending on customer preference) offered monthly. The GiveAway generated over 40,000 names into the database. To date, two computers have been given away.

In addition to the affiliate program, a contract was signed with NetZip (a division of Real Networks) to drive traffic to the site. This was extremely effective. Over 2.6 million people have visited the site during both phases of the launch.

The objectives of "Phase One," a) drive traffic to the site and b) collect information to optimize the content of the commercial catalog for Phase Two, were a success.

Phase Two is the next stage in our evolution, and at this writing is just getting underway. The key objective for this Phase (and long-term) is Customer or "member" acquisition.

Customer Acquisition: Overview

Membership is also the dominant factor in establishing and maintaining critical partnerships with manufacturers and distributors of software titles; we must demonstrate that we have a viable membership base in order to have the leverage to get the top-rated titles at the lowest cost. In order to have clout with publishers, it is necessary to show large membership numbers. However, in order to attract members in the first place, it's necessary to have an outstanding catalog of top-rated titles.

In order to begin this process and make it viable, several things have had to occur:

  - Good product (attractive, top-rated titles of fully licensed software titles - - as opposed to the Phase One downloadable freeware or shareware) needed to be acquired to populate the catalog to draw new memberships.

  - Key partnerships had to be made with manufacturers and distributors to accomplish the acquisitions.

  - A total redesign of the site had to be accomplished so that it was clear to previous visitors, as well as new ones, that we had changed both visually and in the thrust of our message.

  - Our marketing positioning and message(s) needed to be understandable and our offers sufficiently exciting.

  - Pricing needed to be coordinated with positioning so that there would be no deterrence to membership.

A full discussion of each of these, what worked and what hasn't, what we can influence and what we can't, and, of most importance, where we go from here, is delineated below.

Partnerships

EMJ Datasystems has agreed to supply excess inventory of its software library at minimal cost to us in exchange for marketing allowances. In addition, they have agreed to be an affiliate partner, and a source for low cost or closeout specials for computer and peripheral products (to be featured on our deals and specials pages).

Distributors: We have developed an OEM and ISP, or Portal co-marketing distribution plan. This includes a set of initiatives that will allow for either: a) a co-branded website or, b) a private-label website featuring our catalog and member acquisition model. The plan was launched and now just underway in conjunction with the commercial catalog.

Manufacturer Suppliers: Mattel Interactive was an initial supplier for software for the commercial catalog. Additional suppliers include EMJ Datasystems, Navarre Distribution, and Off-Price Inc. Several other suppliers are waiting for financial commitments from us to also supply the catalog. They include Simon & Schuster Interactive, Macmillian Publishing, Ripcord Games, Multimedia Warehouse, and MPS Multimedia Inc.

Marketing Mix, Phase Two

Internet and e-commerce marketing involves a combination of existing and proven marketing methods as well as new and innovative models, either already developed or in the process of evolution. For the purposes of this discussion, the following elements will be explained in terms of what we have done/are doing, though other variables may be added in the future since the electronic marketplace is, by definition, fluid and dynamic:

  - Online, On-Site Marketing, Promotions, and Pricing.
  - Public Relations.
  - Direct Marketing through Opt-In Advertising/E-Mail and Newsletters (possible use of print, radio, and/or broadcast later in the life cycle of the program).
  - Backend Development and Control.
  - Affiliate Programs.
  - Banners/Buttons.
  - Marketing Research.

Online/On-Site Marketing and Promotions

FSC is, by definition, an online/on-site store. Therefore, the most practical means of reaching our audience is on the site itself. The beginning of Phase Two necessarily involved a total redesign of the site, which can be found at http://www.Freesoftwareclub.com/index.htm. Utilizing a variety of graphic elements including animation, the new site has become dynamic, interactive, and exciting. A character named "Joe" (a contest will be introduced later for naming him officially) talks directly to the customer making it more user-friendly. The concept of "club", "community", and building a house of members is also introduced immediately. This will be expanded and further developed with a membership forum area were members can communicate with other members and company personnel.

The value proposition and the site concept is clearly stated on the home page
- Membership means free software. Further, the site communicates that with increased membership, we can bring members a fuller, richer catalog of titles to choose from. As part of this "Charter Member" promotion, an arrangement was made with Electronic Arts for the acquisition of America's #1 and #2 games -
- The Sims  and SimCity 3000. These, along with a system starter kit
(see below)and an extra month free, became the offer to attract people to sign up at the Gold Membership level.

* The Sims is only for the PC platform. SimCity 3000 is for the Mac.

Promotional Pricing

Pricing evolved into a three-tier construction:

  - Basic Membership: This is, at $9.95, a month-to-month arrangement. As the part of the Charter Member promotion, the Falcon IIT System Starter Kit (this kit includes several Corel productivity programs, as well as utility
    packages, such as an anti-virus program and Total Access Earthlink) was added as a bonus gift.

  - Silver Membership: This is a three-month program at $29.95. Included in its Charter Member promotion is the software title "Who Wants to be a Millionaire" to capitalize on the publicity and popularity surrounding the television program and its offshoots, and the System Starter Kit.

  - Gold Membership: The target audience for membership in the Company is, in fact, at the Charter Member Gold level. At $59.95, it is a six-month version and, as mentioned above, the acquisition of The Sims and SimCity 3000, the Starter Kit, as well as an extra month free, was felt to be the most attractive and "best value" program for FSC, besides bringing in capital for increasing and expanding the viability of the catalog. Mathematically, this program works out to be about three cents a day, which is heavily emphasized to the consumer.

After the launch and Grand Opening, it was decided that there might be consumers who had no desire for games in general, or for The Sims and SimCity 3000 specifically. For those people, and to influence others to join at the Gold Member level, a list of alternative software was designed into the site. Sourcing for these titles will initially come through Buy.com until adequate volumes allow for leverage volume purchases directly from the respective manufacturers.

These titles include the following (all best-selling titles attractive to people interested in top-rated software:

For Windows:
  - Norton AntiVirus 200 v6.0
  - Everquest: The Ruins of Kunark
  - Who Wants to be a Millionaire
  - Backyard Baseball (children's game)
  - L&H Voice Xpress Standard 5.0

For Mac:
  - Who Wants to be a Millionaire
  - Backyard Baseball (children's game)
  - Unreal Tournament
  - Dr. Solomon's Virex 6.0

Another promotional vehicle to be introduced soon is a "mirror site" consisting of three or four of the essential pages of the existing site with the home page totally altered. This vehicle, which has already been developed, is to allow the customer 30 days to look at a specified title (right now it is either The Sims or SimCity 3000). At the end of that period of time, they will be allowed to return it at no obligation to them or keep it and their credit card will be charged for a Gold Membership.

These alternative promotional programs were developed to respond immediately to market conditions and/or queries from FSC's customers at the time. Other programs and real time response mechanisms can also be created as the need arises. For example, as we examine real-time marketing reports generated by the IT department from site click-throughs, registrants, and/or member sign-ups or from e-mail/newsletters response ratios, we can further tailor programs and promotional offers.

Public Relations

Our concept is something new and exciting as far as the computer consumer and business press is concerned. Based on the early buzz generated both in the trade press and the general media about free PCs and free ISP service with PC purchase, it seems reasonable to assume free software will also benefit from the media limelight.

We have been launched with a very strong PR campaign to all consumer, technical and investor relation's media (both print and electronic). A partnership has been entered into with S&S Public Relations in Chicago. The overall plan budget provides funding for an aggressive public relations program that will roll through the first twelve months of the marketing campaign (at least). Building early excitement among the various press vehicles and personages is important in creating a groundswell of excitement surrounding us. After three initial press releases, there have already been several telephone calls expressing interest and a "whistle stop" tour with media people has been arranged for John Collins, President and CEO, for the week of August 1, 2000.

Creating excitement amongst press and key people at electronics trade shows will also be part of the PR push. The control and management of the PR program to make sure it is targeted to give us premium exposure within appropriate vehicles is important as well. After analyzing demographics over time (see Marketing Research below), PR will be more able to segment customer groupings and match related print and electronic media as a means of reaching the audience.

Direct Marketing

Direct marketing is a proven method for selling products using systems that provide measurable results. FSC's marketing is, and will be, employing many direct marketing and media vehicles including:

  - Internet web banners
  - Opt-in e-mail
  - Internet search engine site promotion
  - "Tell A Friend" referral rewards

Internet banner ads: In addition to other direct mail vehicles, we will launch a monthly campaign of banner ads and web site promotions among the top search engines. Web banner ad response varies widely and, as is true for all of our direct response marketing, it will be predicated on offer, circulation plan, creative elements, and timing. A "hot" offer, coupled with a sound circulation plan and excellent creative execution that is timed correctly, will achieve desired, high response rates.

We are involved in negotiations with several partners in banner ad placement including: Commission Junction and Refer-It.com. Depending on the program, we earn a commission, and/or some type of monetary remuneration, for every click-through of placed banners. We pay a commission or other monetary remuneration for those sites carrying our banner or button. Careful reports are created at each month's end delineating results from these relationships to assist both partners in gauging the worth of particular campaigns.

Search Engine Promotions: The budget also includes an aggressive search engine/website promotional campaign to ensure the site is linked to all the major search engines. If anyone does a search on the keyword "FREE", for example, (we have prepared over 200 similar, site-appropriate keywords), using Yahoo, Excite, Alta Vista, Lycos, or any of the other major search engines, this campaign is designed to make absolutely sure our site comes up at or near the top of any list.

Opt-in e-mail: The first e-mail/newsletter was sent out the week of June 26, 2000 to over 40,000 people culled from the Phase One registration list. It outlined all of the offers mentioned above and was carefully orchestrated to interest people who had already asked to be told about new events and happenings. (http://www.Freesoftwareclub.com/survey.asp).

Of the 40,000 people, the list was segmented into two discrete populations: registrants (for the GiveAway) and people expressing interest in the club. The registrants list recorded a 12% response rate and the interested list a
12.6 rate - - both well above average response rates for this type of direct mail vehicle.

The next step in the campaign of using e-mails and newsletters for Phase Two will test between one million and three million names from a variety of opt-in sources including:

  - Netzip
  - Visiosonic
  - Web 3000

The partnership with Web 3000 illustrates a process for acquiring members with no initial outlay of capital. Through a negotiated contract, Web 3000 is only paid if a member signs up. Defined as a "CPA" program (or Cost Per Action), this ensures at least a Basic Membership ($9.95 per month) at the cost of $3.00 for a net gain of $6.95. Management is currently looking at other companies that can assist us through CPA programs.

One of the keys of an opt-in campaign is the ability to predict exactly how many orders any offer will generate within ten days or less of the mail date. This virtual-real-time ability to analyze data allows for just-in-time and quick response in altering images, messages, or offers as the need arises. Opt-in campaigns can also be targeted to specific populations after data mining has occurred. This gives us tremendous leverage in negotiating favorable purchases and terms with software publishers and hardware manufacturers.

Tell-A-Friend Referral Rewards: The personal recommendation is still the single most important buying influence on the consumer. Through the Tell-A-Friend program, (http://www.Freesoftwareclub.com/friend.htm ). We can significantly reduce customer acquisition costs and leverage this huge influence while promoting goodwill.

To take advantage of this, the plan offers members $5 for each member they get to sign up with us. The average cost per sale from all other marketing sources combined is $15. By offering a cash rebate for every referral that subscribes, we reduced the acquisition cost by 66% - - from $15 to $5. Forecasting indicates that 8% of subscribers will Tell-A-Friend. Most of these referrals will arrive in the ten to thirty days after an individual subscribes.

Competition

Competition on the worldwide web is endless. E-commerce software resellers, in particular, are too extensive to fully enumerate here. But there are several that are similar to the Company: established resellers such as Buy.com, Egghead, Beyond.com and fledgling ones; Arcamax, SOMC, SoftwareUSA and Unbeatabledeals.com. These companies are all software-specific. However, key to our differentiation, they are not clubs. This differentiation provides us with an outstanding niche in the seemingly endless small and large companies involved in selling and/or giving away software titles.

The other competitors are the "traditionals" which are club-oriented. Companies such as Columbia House and Book of the Month Club have the same membership-based model. The difference between these and us is once one joins one of the traditionals, there is still payment for each monthly selection. Our distinction and ultimate differentiation from this model is that members get, absolutely free, titles for each month of their membership, carrying the concept of "Membership Means Free Software" to its logical conclusion.

Back-end Development & Control

One of the major advantages we have over most of our competitors is in-house computer expertise. Through the Chief Technology Officer, Marilson Campos, and his team of IT professionals, all of the e-commerce is done in-house. This has included the purchase and placement of our own dedicated server.
The ability to have the team available on-site also allows for rapid changes, fixes, alterations and real time decision-making.

The ability to control all e-commerce is also a plus. After clicking on the "Join Now" button, the user fills out an online secure order form, including credit card number and expiration date. Upon clicking the "submit" button, their credit card information is sent to our server where it is automatically processed for bank authorization.

Once the bank authorizes the charges, we automatically charge it. The cash is deposited into our merchant account at midnight the same day. When the approval is granted, the system automatically generates the e-mail back to the customer with a unique log-in (actually the e-mail address) and password, which can immediately be used to make selections and/or purchases.

It has also been able to set up tracking for the Tell-A-Friend program. With the use of a trackable e-mail form that allows the customer to fill in their own e-mail address and their friend's address, the referring customer can obtain his/her referral cash while we acquire another possible customer and all of their information for the database.

The catalogs are controlled through administration of three basic databases:
Windows, Mac, and Freeware. The front end is handled from inputting information about new titles, including a ratings system, description(s), box shots, screen shots, and system requirements. The inputted information in the database, through complex back-end programming then dumps directly into pre-created templates in the site. The "static" pages are controlled in-house as well allowing for real time alterations as questions, market changes, promotions or other factors impact site development and maintenance.

Affiliate Partnerships

As part of the plan to increase revenue stream and generate new members, we have gone into partnerships with Commission Junction, a web-based sales and distribution company that will promote and secure new affiliate partners for the site. Affiliates already include Visiosonic, Web3000, MyFree.com, and EMJ Datasystems. We have also acquired other companies banners (described above) to pick up additional revenue from customers clicking through to their sites. These partnerships should grow over time and become profitable for both sides.

Marketing Research

It is critical that marketing research of many types be on going. We, through IT, have complete demographics on the 40,000 visitors who registered to win a computer. As people join, we are acquiring more statistics and demographics as well. And, as we grow, the ability to segment this population will increase. With each additional promotional activity we will be able to target specific populations and interest groups with e-mails, newsletters etc.

Initial research indicates that our market will have two basic groups:
"gamers" and parents with children. Educational studies show that children aged 4-10 years jump a learning level every 4 to 5 months, while parents typically purchase software twice a year - at Christmas and birthdays. One of the direct advantages for these parents in becoming members of the Company is the ability to provide software for their children on a timely basis so their children's learning level/curve is uninterrupted.

Game software continues to be the top draw in the consumer software marketplace and we will be featuring titles with appeal to this segment of (mainly) males, ages 18-34.

The first demographics are showing that the initial marketing research is accurate. Our "average" customer is somewhere between the ages of 22-45, the majority are male and most customers are utilizing a Windows environment. As part of the research model, we are collecting data on buying habits, likes and dislikes, the possibility of seasonality for specific products, and how to increase our reach.

Going Forward

The world wide web presents opportunities for business-to-consumer companies. It has been an $11 billion dollar marketplace overall and continues to grow. Millions of people are purchasing goods, services and products over the net and a large proportion of them are purchasing software. We need to capitalize on this momentum and grow the commercial catalog so there is nowhere else where the consumer can find better titles, larger quantities of top-rated software, or better deals and specials. There needs to be an infusion of capital to better stock the catalog to make it more attractive to customers becoming members and to retain existing ones.

Increased capital would also be used to help broaden the marketing mix. Though the internet is a perfect venue for marketing, it is often a struggle to get name recognition and top-of-mind/sight placement in the myriad of other companies and competitors struggling for the same thing. There are other forms of media that, given the capital to acquire them, would work to complement and/or augment the internet itself.

For example, using the parent/child model, direct mail to purchased lists of target audiences (e.g. parents), or print advertising in those magazines that parents regularly read, would help "get the word out" and by pass all the competition struggling to make it to the head of the search engine line. Further down the road, cable television during programs geared to mothers staying at home might be appropriate.

The key to the success for us is differentiation from the hundreds of websites that savvy consumers view everyday online. It is also the ability for quick and real-time response to the market with reports that show accurate statistics and demographic information which can then be turned into attractive promotional offers, new and exciting software titles or other vehicles to attract and retain membership.

There have been no bankruptcy, receivership, or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 2.  DESCRIPTION OF PROPERTY

The approximately 1,000 square feet of office space that we use is provided by Re:Launch as part of our monthly contract with them to provide not only office space, but all "overhead" items, as well as other marketing and consulting services to us. Please see a copy of our Agreement with Re:Launch that has been attached to and filed with this 10-KSB.

Re: Launch is an affiliate/related company in that it is owned by certain of our Directors/Officers, namely Richard Miles and John Collins.

At present, the office facility and arrangement with Re:Launch is adequate to provide effective operational support for us. There is also additional space within the current building to allow expansion of up to 3,000 square feet if, and when, the need arises.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February, 2000, we called for a Special Meeting of the Shareholders, to be held on March 22, 2000, at which they were to vote upon the terms of a Proposal received from Freesoftwareclub.com, Inc. with respect to the merger of the two companies.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, with a majority vote received in favor of the proposals set forth within the Proxy materials. There were no votes received against any of the items set forth within the Proxy materials for vote of the shareholders, as follows:

   1) acceptance of the merger proposal from Freesoftwareclub.com, Inc.,
   2) a name change from Sacio, Inc. to Freesoftwareclub.com, Inc.,
   3) election of three new Directors, Richard Miles, John Collins, and Rene Pardo, and
   4) increase in the number of authorized shares to 100,000,000 shares.

For further information with respect to this Special Meeting, and the results thereof, please visit the SEC's web-site (at "www.sec.gov") and look under the Company's DEF 14A and 8-K filings from the first and second quarters of 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks.

For the periods indicated, the table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not be necessarily represent actual transactions.

                                            Low      High
                                           ----      ----
   Calendar 2000

   First Quarter (1/1/00 to 3/31/00       $1.88     $4.00
   Second Quarter 4/1/00 to 6/30/00)        .88      2.50
   Third Quarter to date (thru 7/12/00)     .75      1.00

Our Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize any payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

As of July 14, 2000, there were approximately 27 holders of record of our Common Stock. The Board of Directors believe that the number of beneficial owners substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Overview

Through a merger, executed March 21, 2000, between Sacio Inc., a Delaware Corporation and Freesoftwareclub.com, Inc., a Nevada Corporation, and a concurrent name change from Sacio, Inc. to Freesoftwareclub.com, Inc., a Delaware Corporation, the Company transitioned into the newly organized entity to market and sell various kinds of purchased software titles to direct consumers through the an Internet website developed by the Company.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

Results of Operations:

Sacio, Inc. was a development stage company that had never commenced operations and thus the following discussions are based solely on the operations of Freesoftwareclub.com, Inc. from its inception as a Nevada Corporation, on April 15, 1999, which subsequently, through its merger with and into Sacio, Inc. and name change, became Freesoftwareclub.com, Inc., a Delaware Corporation.

There were no revenues for the period from inception (April 15, 1999) through March 31, 2000 as the website was activated in April 2000.

Net losses before income taxes of $281,281 resulted from Web Site Development and Maintenance expenses of $231,000, General and Administrative expenses of $41,981 and other related expenses of $8,300. Income tax expense was $800 for the period.

Website Development and Maintenance Costs consist of payments to two outside contractors; one who is primarily responsible for content and the second who is primarily responsible for the technological maintenance of the website on the Internet.

Liquidity and Capital Resources:

We received $737,258 in net cash proceeds during the period ended March 31, 2000 from the issuance of common stock, and an additional $100,000 from the issuance of a note payable that has subsequently been liquidated and converted to 66,667 shares of common stock. Net cash of $306,956 was used during the period for operating activities, which was primarily the result of our operating expenses for the period.

The current cash position is not sufficient, in our opinion to sustain operations through March 31, 2001. We expect to raise an additional $750,0000 in cash from equity and/or debt financing Additional capital is not only needed to sustain operations, but to hire additional personnel and continue to build our infrastructure, improve the catalog offering, and attract people to the web site. The implementation of the marketing plan is considered critical to meet the revenue plan for the ensuing period. There can be no assurances that we will be successful in obtaining such financing. Our continued existence is dependent upon our ability to raise additional capital and/or financing and the success of our future operations.


ITEM 7.  FINANCIAL STATEMENTS

                         FINANCIAL STATEMENTS AND REPORT
                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           FREESOFTWARECLUB.COM, INC.

                                 March 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Freesoftwareclub.com, Inc.

We have audited the accompanying balance sheet of Freesoftwareclub.com, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows from April 15, 1999 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freesoftwareclub.com, Inc. as of March 31, 2000, and the results of its operations and its cash flows from April 15, 1999 (date of inception) to March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has insufficient resources to fund operations for the next twelve months and additional capital or financing has not yet been obtained. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
-----------------------
Grant Thornton LLP
San Francisco, California
June 16, 2000

                            Freesoftwareclub.com, Inc.
                           (a development stage company)

                                  BALANCE SHEET

                                  March 31, 2000

                                      ASSETS

CURRENT ASSETS
   Cash                                                     $   530,302
   Due from shareholders                                          5,748
   Prepaid expenses                                              41,700
                                                            -----------

      Total current assets                                      577,750
                                                            ===========


                    LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   Accounts payable                                         $   16,825

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 100,000,000
       shares; issued and outstanding, 16,947,500 shares        16,948
   Additional paid-in-capital                                   826,058
   Deficit accumulated during development stage                (282,081)
                                                             ----------

      Total stockholders' equity                                560,925
                                                             ----------

                                                             $  577,750
                                                             ==========




              See accompanying notes to financial statements.

                         Freesoftwareclub.com, Inc.
                        (a development stage company)

                           STATEMENT OF OPERATIONS

                  From April 15, 1999 (date of inception)
                             to March 31, 2000


Net revenues                                                  $         -


Operating expenses
   Website development and maintenance                            231,000
   General and administrative                                      41,981
   Other                                                            8,300
                                                              -----------

      Total operating expenses                                    281,281
                                                              -----------

      Loss from operations before income taxes                   (281,281)

Income taxes                                                          800
                                                             ------------

      NET LOSS                                               $   (282,081)
                                                             ============


Net loss per share - basic and diluted                       $      (0.03)
                                                             ============

Weighted average shares outstanding                             9,565,000
                                                             ============

         See accompanying notes to financial statements.

                            Freesoftwareclub.com, Inc.
                          (a development stage company)


                        STATEMENT OF STOCKHOLDERS' EQUITY

                     From April 15, 1999 (date of inception)
                               to March 31, 2000

Deficit
                                                        Accumulated
                          Common Stock      Additional    During
                       ------------------     Paid In   Development
                       Shares      Amount     Capital      Stage       Total
                       ------      ------     -------      -----       -----
April 15, 1999
Issuance of shares
   to founders       5,747,971  $   5,748    $      -  $      -   $    5,748

June 15, 1999
Issuance of shares
   for cash          4,252,029      4,252     120,506         -      124,758

March 15, 2000
Conversion of shares
   through reverse
   acquisition       3,158,000      3,158      (3,158)        -            -

March 15, 2000
Issuance of
   Freesoftwareclub.com,
   Inc. common stock in
   exchange for common
   stock of Sacio, Inc.
   upon acquisition  3,289,500      3,290      (3,290)        -            -

March 24, 2000
Issuance of shares for
   cash (net of issuance
   costs of $37,500)   433,333        433     612,067         -      612,500

March 24, 2000
Conversion of note
   payable into
   common stock         66,667         67      99,933         -      100,000

Net loss                     -          -           -  (282,081)    (282,081)
                        ------     ------     -------   -------      -------


                    16,947,500 $   16,948 $   826,058 $(282,081)  $  560,925
                    ==========     ======     =======   =======      =======


                See accompanying notes to financial statements.

                        Freesoftwareclub.com, Inc.
                      (a development stage company)

                         STATEMENT OF CASH FLOWS

                From April 15, 1999 (date of inception)
                           to March 31, 2000


Increase (decrease) in cash

Cash flows from operating activities:
   Net loss                                                $    (282,081)
   Change in assets and liabilities
      Prepaid expenses                                           (41,700)
      Accounts payable                                            16,825
                                                           -------------

         Net cash used in operating activities                  (306,956)


Cash flows from financing activities:
   Proceeds from issuance of common stock                        737,258
   Proceeds from issuance of note payable                        100,000
                                                           -------------

         Net cash provided by financing activities               837,258
                                                           -------------

         NET INCREASE IN CASH                                    530,302

Cash at inception                                                      -
                                                           -------------

Cash at end of year                                        $     530,302
                                                           =============

Noncash Financing Activities:

In March, 2000, a note payable in the amount of $100,000 was converted into 66,667 shares of common stock.


           See accompanying notes to financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freesoftwareclub.com, Inc. (the "Company") was incorporated on April 15, 1999 in the State of Nevada. The Company is an on-line membership club that offers fully licensed software titles to members. The Company charges members a monthly fee to access the Company's catalog of software offered. This Company has not commenced commercial operations and therefore is considered a development stage company.

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Reverse Acquisition

In March 2000, Freesoftwareclub.com, Inc., a Nevada corporation, ("FSC.com") was acquired by Sacio, Inc., a Delaware corporation, ("Sacio") through an exchange of common stock. Sacio had no significant assets or liabilities at the acquisition date and had not had any operations for the last three years. Each share of FSC.com's stock was converted to 1.3158 shares of Sacio's common stock. After the exchange, the former FSC.com shareholders owned 80% of the outstanding shares of Sacio. The transaction was accounted for as a recapitalization of FSC.com; therefore, the financial statements represent the operations of FSC.com. Concurrent with the acquisition, Sacio changed its name to Freesoftwareclub.com, Inc.

Segment Reporting

The Company's business is conducted in a single operating segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for the purposes of making operating decisions and assessing performance.

Income Taxes

Income taxes are accounted for using the asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the period. Actual results could differ from those estimates.

Net Loss per Share of Common Stock

Net loss per share is calculated by dividing net loss for the period by the average numbers of common shares outstanding for the period. The Company does not have any potentially dilutive securites outstanding which might be considered dilutive for the purpose of calculating diluted loss per share.

Fair Value of Financial Instruments

The fair value of cash and accounts payable approximates carrying value due to the short-term nature of such instruments. The fair value of the amounts due from shareholders cannot be determined as no market exists for such instruments.

Product Development Costs

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company expenses all costs incurred that related to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. As of March 31, 2000, no costs have been capitalized.

NOTE B - CONTINUING OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, management expects, absent infusion of capital, to deplete its resources before the end of 2000. The Company financed its 1999 operations through issuance of common stock and borrowings. Management is currently considering various debt and equity alternatives to raise the funds required to continue operations in the future. The Company's continued existence as a going concern is ultimately dependent upon its ability to raise additional capital and/or financing and also the success of future operations.

NOTE C - INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company incurred a net operating loss. A reconciliation of the statutory income tax rate with the Company's effective tax rate from April 15, 1999 (date of inception) to March 31, 2000 is as follows:

                                                           2000
                                                          ------
   Statutory rate                                          34.0%
   Nondeductible expenses                                  (0.5)
   State income tax                                        (0.2)
   Valuation allowance                                    (33.6)
                                                          ------
                                                           (0.3)%
                                                          ======

The following table sets for the primary components of deferred tax assets and liabilities at December 31, 2000:

   Net operating loss carryforward                     $114,313
   Valuation allowance                                 (114,313)
                                                       ---------
   Net deferred tax assets                             $      -
                                                       =========

As of March 31, 2000, the Company has approximately $277,766 in loss carryforwards to offset federal and state taxable income in future years, subject to limitations due to changes in ownership. The Federal loss carryforwards expire in 2020 and the state loss carryforwards expire in 2007.

NOTE D - RELATED PARTIES

Certain officers and members of the Board of Directors of the Company are principals of firms from which Freesoftwareclub.com has contracted for the majority of its website design, maintenance, marketing, and technical support during 2000. Under the terms of the agreement, the Company receives website design and maintenance, consulting and promoting and creative services. The agreement extends through May 2000. Monthly fees under the terms of the contract are $15,000. The agreement may be extended on a month-to-month basis beyond the contract duration. Management intends to extend the arrangement under its existing terms.

During the period from inception (April 15, 1999) through March 31, 2000, fees for these services totaled $250,936. At March 31, 2000, the Company has accounts payable totaling $15,295 to these related companies.

The Company has a receivable of $5,748 for pre-merger shares issued, which was paid subsequent to year end.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                       Age      Position
      ----                       ---      --------
      Richard Miles              45       Chairman/Director, Secretary and
                                            Treasurer
      John Collins               38       Director, President
      Rene Pardo                 52       Director
      James Estill               43       Director
      Wendell Nunes              33       Director

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve for a period of one year until the next annual meeting of the stockholders and until their successors have been elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the next annual meeting of the stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending, or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director, or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Resumes of the Officers and Directors are as follow:

Richard Miles - Chairman of the Board, Secretary/Treasurer

Richard is President of Re:Launch, a computer channel integrated marketing and advertising firm located in Berkeley, California. Under Richard's direction and leadership, Re:Launch has become one of the industry's top marketing and sales service agencies.

1990 - present: Founder and President of Re:Launch. Created sales and marketing consulting firm specializing in technology products. Self-funded company enjoys revenues of approx. $3,000,000 per year. Marketing and sales manager behind more than 20 best-selling products. Creative genius behind the industry's longest running profitable direct mail program. Consultant to over 50 firms including IBM, Computer Associates, Hitachi, Memorex, Connectix and many others. Well-respected within the industry as a speaker, columnist and analyst. Primary author of "The Software Channel Sales Guidebook" used by over 200 firms including Microsoft, Intuit, IBM, Memorex, and many others.

1986 - 1990: Vice President, Sales & Marketing, Polaroid Magnetics. Responsible for Polaroid's floppy disk and computer retail channel business. Responsible for helping to manage a commodity business from loss to profit. while undergoing intense competition from low cost Far Eastern competitors.

1984 - 1986:  Vice President, Sales & Strategic Planning, Schlage
Electronics. Responsible for helping keep this $50MM company in #1 industry position, introducing new technologies into a VAR / installing dealer network worldwide. Reported to Division Vice-President for Business Development, assisting in evaluating new technologies and new acquisitions for this division of worldwide Ingersoll-Rand.

1980 -1984: President, Adaptive Controls, Inc. Chosen by the Board of Directors to take over operations for this developer of integrated electronics controls systems for high-rise office building. Responsible for increasing sales to premier accounts and nationwide developers, as well as continuing operations with very tight cash flow. Turned around unprofitable operations and delivered profits. Negotiated sale of the business to Ingersoll-Rand, managed the merger of the business into Schlage Electronics division.

John Collins - Director, President

John Collins joined Re:Launch as a Senior partner in 1991. He was General Manager for the Re:Launch Channel Sales division and was responsible for business development, contract negotiation, and customer service with software publishers and other vendors. He brings 15 years of sales and marketing leadership to Re:Launch and spearheaded Re:Launch's successful drive to establish itself as the premiere sales organization for consumer products in the Computer Retail segment.

As a 10-year computer industry veteran specializing in selling and marketing computer software, John directed the retail development efforts for over 30 different software developers and publishers as clients, including Computer Associates, Memorex, Bungie, Micrologic, Software Publishing Corp, and many others. His expertise, relationships, and knowledge of the computer software industry has resulted in significant sales growth and success for many Re:Launch clients.

Prior to joining Re:Launch, John was Regional Sales Manager for Polaroid's Computer Products division and Product Marketing Manager for Schlage Electronics. At each position he quickly established profitability by designing and executing effective marketing plans and by leveraging distribution channels and solid relationships. John also contributed to the Software Channel Sales Guidebook as the author of the Selling Skills section.

John has developed great relationships with software distributors including Ingram Micro, Tech Data, Merisel, and Navarre, GT Interactive. He also has many contacts with prominent software vendors throughout North America.

Rene Pardo - Director

Rene is currently the Vice President for Business Development for Online Direct, and is the CEO of NetProfitEtc., Inc. He was the founder of Lanpar Technologies, and took it to $25 million revenue, going public on Toronto Stock Exchange raising $13 million.

In 1994, Rene joined Aztech New Media, a software anthology publisher which was just starting to sell shareware. He brought in financing and shareholders, in different stages, and established international sales. Revenues have grown to approx. $10 million Canadian, funded with little capital.

In Sept. 1997, Rene established and raised financing for ComCentral
Inc. to continue the development of proprietary "Script Agent" software for enabling the rapid customization and browsing of CD-ROMs (clients include Compaq, Ziff Davis); and to build internet community tools (chat, homepages, instant messaging, polling, forums, e-cards etc) to enhance electronic direct marketing.

James Estill - Director

Jim Estill is the Chief Executive Officer of EMJ DataSystems, Ltd., which is headquartered in Guelph, Ontario, Canada. EMJ is publicly-owned distributor of computer products and peripherals. The Company specializes in high performance products for Apple, Digital Audio/Video, Internetworking, Media Management, Point-of-Sale, and UNIX. The Company has offices in Vancouver, Montreal, Winnipeg, and Halifax. It is traded on the Toronto Stock Exchange under the symbol EMJ.

Wendell A. Nunes - Director

Wendell is a graduate of Simon Frasier University in British Columbia, Canada within the fields of Finance and Economics. He has spent several years in the securities brokerage business, and is currently a consultant with several public and private companies in the high-tech field.

ITEM 10.  EXECUTIVE COMPENSATION

The only Executive Officer receiving compensation is John Collins, our President, who receives a salary of $9,500 per month.

We have contracted with Mr. Anthony V. Pollace to act in the capacity of our Chief Financial Officer per an agreement that provides payment for his services at an hourly rate and reimbursement of out-of-pocket costs.

There are no employment or other contractual agreements with any of our Executive Officers, or any of our other three employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and major shareholders, as well as those who own beneficially more than five percent of our common stock through the date of this Form 10-KSB.

Title of     Name &                          Amount &           Percent
Class        Address                       Nature of Owner       Owned
--------    --------------------------     ---------------      -------
Common      Richard Miles(1)                 4,376,000            25.8%
            654 Neilson Street
            Berkeley, CA  94707

Common      John Collins(2)                  2,476,180            15.6%
            164 Esmeyer
            San Rafael, CA 94903

Common      Rene Pardo(3)                    4,400,000            26.0%


Common      EMJ DataSystems (4)              1,194,820             7.1%
            7067 Wellington County Rd, #124
            Guelph, ON, Canada  N1H 6J3

Total securities held by management
   a group                                  12,447,000            73.4%
-------------------
(1) Mr. Miles is the Chairman of the Board and Secretary/Treasurer of FSC.
(2) Mr. Collins is a Director and President of FSC.
(3) Mr. Pardo is a Director of FSC.
(3) EMJ DataSystems is owned by Mr. James Estill, who is a Director of FSC.
-------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have in place an agreement with Re: Launch that sets forth the terms and conditions for their providing a variety of services, including Website Design and Maintenance, Consulting and Promotion, Creative Services, and various operational overhead items such as clerical staff, office space, copiers, etc. The Agreement provides for payment of $15,000 per month to
Re: Launch for this bundle of services. Re: Launch is owned by our Chairman of the Board and Secretary/Treasurer, Richard Miles. A copy of the Agreement has been provided as an attachment to this filing.

PART IV

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

A.  Reports on Form 8-K:

    We filed and 8-K on April 6, 2000 and an 8-K/A on May 24, 2000 related to and disclosing the requisite information with respect to the merger between Sacio, Inc. and Freesoftwareclub.com, Inc.

B.  Exhibits:

Exhibit Number  Description of Document

2.1. Acquisition Agreement and Plan of Reorganization by and among Sacio, Inc., a Delaware Corporation, and Freesoftwareclub.com, Inc., a Nevada Corporation (filed as Exhibit A to the Company's PRE14A filed February 18, 2000 and as Exhibit A to the Company's DEF14A filed February 29, 2000, incorporated herein by reference).

3.1. Articles of Incorporation of the Company,(filed as Exhibit 3.1 to Form 10SB12G filed March 31, 1999,and incorporated herein by reference).

3.2. By-laws of the Company (filed as Exhibit 3.2 to Form 10SB12 filed March 31, 1999 and incorporated herein by reference).

10.1. Marketing Services Agreement: Web Site Design, Creative Service, and Consulting, dated May 1, 1999, by and between Re:Launch and Freesoftwareclub.com, Inc.

10.2. Programming Services Agreement: Web Site Development and Maintenance Agreement, dated May 1, 1999, by and between Active Threads and Freesoftwareclub.com, Inc.

27.1. Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  July 14, 2000                Freesoftwareclub.com, Inc.


                                    /s/ John Collins
                                    -----------------
                                    President, Director


                                    /s/ Richard Miles
                                    -----------------
                                    Secretary/Treasurer,
                                    Chairman of the Board