Form 10QSB
period 2000-06-30
FREESOFTWARECLUB COM
filed 2000-08-22
CIK 1082736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____ .


FREESOFTWARECLUB.COM, INC.
(Exact name of registrant as specified in its charter)

           DELAWARE                     88-0414076
 (State or Other Jurisdiction of   (Employer Identification Incorporation or
  Organization)                     Number)

600 Bancroft Way
Berkeley, CA  94710
(Address of Principal Executive Offices and Zip Code)


(510) 649-4922
(Registrants telephone number)

Former name, former address and former fiscal year, if changed since last report: No changes.

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   YES  |X|   NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 18, 2000: Common Stock: 16,947,500.

FREESOFTWARECLUB.COM, INC.
Table of Contents

PART I

ITEM 1.      Financial Statements

   Condensed  Balance Sheet as of June 30, 2000

   Condensed Statements of Operations for the Three Months Ended June 30, 2000 and April 15, 1999
      (inception) to June 30, 1999 and from April 15, 1999
      (inception) to June 30, 2000

   Condensed  Statements of Cash Flows for the Three Months
      Ended June 30, 2000, and from April 15, 1999 (inception)
      To June 30, 1999 and from April 15, 1999 (inception)
      To June 30, 2000

      Notes to Condensed Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

PART II

ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1: FINANCIAL STATEMENTS

                 FreeSoftwareClub.com, Inc.
                (a development stage company)
                       BALANCE SHEET

ASSETS

                                       June 30,
                                       2000
                                      (unaudited)
                                      ----------
CURRENT ASSETS
   Cash                               $  280,907
   Accounts receivable                     6,690
   Inventory                              18,901
   Prepaid expenses                       16,770
                                      ---------

          Total current assets           323,268
                                     -----------
                                      $  323,268
                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                   $  208,208
                                      ----------
          Total current liabilities      208,208
                                      ==========
COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY
   Common stock,$001 par value
    authorized 100,000,000 shares;
      16,947,500 issued and outstanding  16,948
   Additional paid-in-capital           826,058
   Deficit accumulated during
    development stage                  <727,946>
                                       --------


          Total stockholders' equity    115,060
                                        -------

                                     $  323,268
                                     ==========

                  FreeSoftwareClub.com, Inc.
                 (a development stage company)
                   STATEMENTS OF OPERATIONS
                          (unaudited)
                                      April 15, 1999        April 15, 1999
                     Three months   (date of inception)   (date of inception)
                     ended June 30,    to June 30,           to June 30,
                        2000              1999                  2000
                       -----------     ------------         ------------
Operating expenses
  Website development   $  64,000         $  27,500            $ 295,000
  General &
   administrative         381,865             6,558              432,146


    Total Operating
     expenses             445,865            34,058              727,146
                        ---------          --------            ---------

    Loss from
     operations          <445,865>          <34,058>            <727,146>

    Provision for
     income taxes              --                --                  800

    NET LOSS            $<445,865>         $<34,058>           $<727,946>
                        =========         =========            =========

    Net loss per
     basic and
     diluted share      $   <0.03>         $  <0.00>            $  <0.04>
                        =========         =========            =========
    Weighted Average
     basic and diluted
     shares outstanding 16,947,500        16,447,500          16,558,360
                        ==========        ==========          ==========

               FreeSoftwareClub.com, Inc.
              (a development stage company)
           CONDENSED STATEMENTS OF CASH FLOWS
                     (unaudited)

                                     April 15, 1999        April 15, 1999
                     Three months   (date of inception)   (date of inception)
                     ended June 30,    to June 30,           to June 30,
                        2000              1999                  2000
                       -----------     ------------         ------------
Net cash used in
 Operating
  activities           $  <249,395>    $   <33,518>         $ <556,351>

Cash flows financing
 activities:
  Proceeds from issuance
   of common stock              --         124,758             737,258

  Proceeds from issuance
   of note payable              --              --             100,000
                          --------        --------            --------

   Net cash provided by
    financing activities        --         124,758             837,258
                          --------        --------            --------

   NET INCREASE (DECREASE)
    IN CASH               <249,395>         91,240             280,907

Cash at beginning
 of period                 530,302              --                  --
                          --------        --------            --------

Cash at end of period   $  280,907        $ 91,240            $ 280,907
                        ==========        ========            =========

NonCash Financing Activities: In March 2000, a note payable in the amount of $100,000 was converted into 66,667 shares of common stock.

Freesoftwareclub.com, Inc.
Notes to Condensed Financial Statements
June 30, 2000
(Unaudited)

Basis of Presentation

The accompanying condensed financial statements of Freesoftwareclub.com, Inc. (the "Company") as of June 30, 2000, for the three months June 30, 2000,and from April 15, 1999 (date of inception) to June 30, 1999 and for the period from April 15, 1999 (date of inception) to June 30, 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all necessary adjustments for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended March 31, 2000.

Net Loss Per Share

Net loss per share is calculated by dividing net loss for the period by the average numbers of common shares outstanding for the period. The Company does not have any potentially dilutive securities outstanding which might be considered dilutive for the purpose of calculating diluted loss per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

Quarter ended June 30, 2000 focused primarily on continuing activities to develop and expand Company product offerings. There have been no operating revenues since inception.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

The Company's continued plan of operation will revolve around a large Affiliate Program and related opt-ins, buy-ins, contests, giveaways, quizzes, surveys etc. There are several models in use for Affiliate marketing. The Company plans on utilizing three of them: "The
Storefront", "Two-Tier" and "Viral Marketing".

The Storefront: For all of the merits of the original affiliate model, there were drawbacks for the affiliates - the web site visitor would leave the affiliate site to complete the transaction. The storefront model changed all of that, because the model keeps the site visitor on the site.

Two-Tier: Affiliate marketing has the potential to be even more effective when the two-tier model is applied to a program. This model allows affiliates to sign up additional affiliates below themselves, so that when the second tier affiliates earn a commission, the affiliate above them also receives a commission.

Viral Marketing: Every time a company sends out e-mail, it could be tallying up an ad impression. This is the premise of the viral marketing affiliate programs. Essentially, the footer of the e-mail is fertile ground for recommending purchases to your friends and associates.

It is the Company's intention to parlay all of these ideas into a super affiliate program, which will translate into a revenue stream.

Co-Marketing Relationships

The Company Management staff has developed a network of companies ready to assist in cross promotion and co-marketing relationships. This kind of relationship reduces the overall capital outlay because we can exchange like promotional opportunities. In other words, they'll promote the Company on their site, if the Company promotes their products on the Freesoftwareclub.com web site.

Companies that Freesoftwareclub.com has negotiated these arrangements include:

Online Direct - Community Sites with vertically oriented product catalogs on each site
Visiosonic - Top MP3 site promoting music and MP3 Software
EMJ DataSystems - Canadian Distributor of Computer Products
Web3000 - Sponsored software provider
L90 - Internet advertising network
Iboost - Internet advertising network
Direct Net Advertising - Internet advertising network

The Company needs to capitalize on its existing momentum and expand the registration campaign, and convert registrants to membership. In addition the Company will continue to grow the commercial catalog to acquire better titles that will in turn attract more members. In addition, more capital will allow the Company to broaden the marketing mix with both on-line and off-line direct response campaigns to specific demographic segments.

Results of Operations

As the Company was not operating during the full fiscal quarter ended June 30, 1999 a comparable analysis of the two periods is not meaningful.

Total operating expenses of $445,865 for the three months ended June 30, 2000 resulted primarily from web site development of $64,000 and General and Administrative expenses related to salaries and wages of approximately $42,800, web banner advertising and email promotion of approximately $215,500, legal and accounting of approximately $30,000 and office overhead expense. Other operations and office expenses totaled approximately $27,300.

Net cash usage for the three months ended June 30, 2000 of approximately $250,000 resulted primarily from operating expenses.

Liquidity and Capital Resources

The Company continues to negotiate the next round of financing and management believes the next infusion of equity capital of approximately $500,000 could close during the next quarter. There are no assurances at this time that the needed funds to continue operations will be available. Management will continue to manage cash flow to conserve cash resources for an extended period sufficient to generate the required cash to maintain operations. Management believes the current cash requirements will be sufficient for the next three to four months. The inability to raise the above-described capital ($500,000) within the next three to four months will have a material negative impact on the continued operations of the Company's business.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     (27.1)  Financial Data Schedule.

(b) Reports on Form 8-K
      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FREESOFTWARECLUB.COM, INC.
                                (Registrant)


                              /s/ John Collins      8/21/00
                              -----------------------------
                                  John Collins
                                  Chief Executive Officer,
                                  and Director


                                /s/ Richard Miles    8/21/00
                              ------------------------------
Richard Miles
Secretary/Treasurer and
Chairmen of the Board