Form 10QSB
period 2000-09-30
FREESOFTWARECLUB COM
filed 2000-11-15
CIK 1082736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2000


                          FREESOFTWARECLUB.COM, INC.
                          --------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                            88-0414076
            --------                            ----------
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                              600 Bancroft Way
                             Berkeley, CA 94710
                             ------------------
             (Address of Principal Executive Offices) (Zip Code)

                               (510) 649-4922
                               --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 2000, the registrant had 16,947,500 shares of its common stock issued and outstanding.

                     FREESOFTWARECLUB.COM, INC.

                         Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Balance Sheet as of September 30, 2000

   Condensed Statements of Operations for the Six Months Ended September 30, 2000 and April 15, 1999
      (inception) to September 30, 1999 and from April 15, 1999
      (inception) to September 30, 2000

   Condensed  Statements of Cash Flows for the Six Months
      Ended September 30, 2000, and from April 15, 1999 (inception) To September 30, 1999 and from April 15, 1999 (inception)
      To September 30, 2000

   Notes to Condensed Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1: FINANCIAL STATEMENTS

                 FreeSoftwareClub.com, Inc.
                (a development stage company)
                       BALANCE SHEET

ASSETS

                                      September 30,
                                          2000
                                      (unaudited)
                                      ----------
CURRENT ASSETS
   Cash                               $   12,109
   Accounts receivable                     6,099
   Inventory                              24,363
   Prepaid expenses                       54,200
                                      ---------

          Total current assets            96,831
                                     -----------
                                      $   96,831
                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                   $  153,690
                                      ----------
          Total current liabilities      153,690
                                      ==========
COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY
   Common stock,$001 par value
    authorized 100,000,000 shares;
      16,947,500 issued and outstanding  16,948
   Additional paid-in-capital           856,128
   Deficit accumulated during
    development stage                  <912,986>
                                       --------

          Total stockholders' equity    <56,858>
                                        -------

                                     $   96,831
                                     ==========

                  FreeSoftwareClub.com, Inc.
                 (a development stage company)
                   STATEMENTS OF OPERATIONS
                          (unaudited)


                           Six
                          Months   April 15,   July 1,   July 1,   April 15,
                          Ended    1999 to    1999 to    2000 to    1999 to
                         Sept 30,  Sept 30,   Sept 30,   Sept 30,  Sept 30,
                           2000      1999       1999      2000       2000
                         -------   --------   -------    -------   --------
Operating expenses
  Website development  $ 118,250  $ 105,000  $ 77,500   $ 42,250  $ 338,750
  General &
   administrative        512,584     31,987    25,938    138,560    576,246

    Total Operating
     expenses            630,834    136,987   103,438    180,810    912,986
                         -------   --------   -------    -------   --------
    Loss from
     operations         <630,834>  <136,987> <103,438>  <180,810>  <912,986>

    Provision for
     income taxes             --         --        --         --        800

    NET LOSS            <630,833>  <136,987> <103,438>  <180,810>  <913,786>
                         =======    =======   =======    =======    =======

    Net loss per
     basic and
     diluted share      $  <0.04>  $  <0.01>  $ <0.01>   $ <0.01>   $ <0.06>
                         =======    =======   =======    =======    =======
    Weighted Average
     Basic/diluted shares
     outstanding      16,947,500 16,447,500 16,447,500 16,447,500 16,558,360
                      ========== ========== ========== ========== ==========

               FreeSoftwareClub.com, Inc.
              (a development stage company)
           CONDENSED STATEMENTS OF CASH FLOWS
                     (unaudited)

                               Six
                              Months      April 15,     April 15,
                              Ended       1999 to        1999 to
                             Sept 30,     Sept 30,       Sept 30,
                               2000         1999           2000
                             -------      --------       -------
Net cash used in
 Operating
  activities               $<518,193>    $<122,475>    $<832,736>

Cash flows financing
 activities:
  Proceeds from issuance
   of common stock                --       124,758       737,258

  Proceeds from issuance
   of note payable                --            --       100,000
                            --------      --------       -------

   Net cash provided by
    financing activities          --       124,758       837,258
                            --------      --------       -------

NET INCREASE (DECREASE)
    IN CASH                 <518,193>        3,360        12,109

Cash at beginning
 of period                   530,302            --            --
                             -------       -------       -------

Cash at end of period      $  12,109      $  3,360     $  12,109
                             =======       =======       =======


NonCash Financing Activities: In March 2000, a note payable in the amount of $100,000 was converted into 66,667 shares of common stock.

Freesoftwareclub.com, Inc.
Notes to Condensed Financial Statements
September 30, 2000
(Unaudited)

Basis of Presentation

The accompanying condensed financial statements of Freesoftwareclub.com, Inc. (the "Company") as of September 30, 2000, for the six months September 30, 2000, and from April 15, 1999 (date of inception) to September 30, 1999 and for the period from April 15, 1999 (date of inception) to September 30, 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended March 31, 2000.

The financial statements have been prepared on a basis that contemplates FreeSoftwareClub.com's continuing as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit during the development stage of $912,986 and negative working capital at September 30, 2000 of $56,859.

On October 23, 2000, the Company completed its redesigned website and believes that membership will now increase and that revenue will be generated. There can be no assurance that the Company will generate sufficient funds from operations to remain a going concern for a reasonable period of time.

Net Loss Per Share

Net loss per share is calculated by dividing net loss for the period by the average numbers of common shares outstanding for the period. The Company has 173,044 potentially dilutive securities outstanding which are considered anti-dilutive for the purpose of calculating diluted loss per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

During the quarter ended September 30, 2000, management focused on a complete redesign of the company's business strategy and website.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

Due to the changing nature of the Internet itself, the Company refocused its business effort during the quarter. The Company's business model changed from a focus on acquiring customers who would become paying members of the club and would receive commercial software as a benefit of membership, to a completely free model where the customer can become a member, download free software and sign up for other free services provided by third parties, and where the Company is paid by these third party vendors for the new customers they acquire via the Company.

For all the merits of the Company's original business model, the cost of acquiring commercial software in large bulk quantities and the attendant cost of customer acquisition was deemed too high by management to continue that strategy. Trends in the software publishing business were also changing, and where the Company originally was able to acquire high value products at low cost, it now became possible to acquire these same products at no cost, offer them to the customer at no cost, and generate revenues from the publishers themselves.

The new website also allows for other advertisers to sponsor the site in the form of banner advertising and other promotional activities.

On September 15, 2000, Company CEO John Collins submitted his resignation as CEO to the Board. Company founder and Chairman Richard Miles was elected to the office of CEO. Mr. Collins remains a member of the Board.

Plans for a completely new website were drawn up during the quarter and work was completed on October 23, 2000. The new website provides more immediate benefit to potential customers by allowing them to join the club and receive the club newsletter, as well as choose, or "opt-in" to other newsletters at the time of enrollment. The Company has entered into agreements with other newsletter publishers that will pay the Company for new subscribers they acquire in this fashion.

Based on the first few weeks of operations beginning at the end of October, the new model has been well received by the public, with over 6,000 new members registering in the two weeks ending November 5, 2000. These new registrations generated approximately $3,000 in immediate income for the Company, and indicates the potential success of the Company's new business model.

Marketing Strategies

The major thrust of the Company's marketing plan is to acquire new users by the use of opt-in email promotions, and will concentrate on low cost promotions to drive site traffic and generate memberships.

The newly designed website will also have a high appeal for the affiliates that are already in place such as EMJ DataSystems, Online Direct, and others. All other affiliate programs that require the Company to pay for promotion have been postponed at this time.

The Company acquired the rights to send electronic mail to over 800,000 people at extremely low cost, and has completed setting up the ability to send these promotional campaigns directly, and not through a third party. This will dramatically reduce the cost of marketing to the Company, and the first such mailings took place beginning on October 24, 2000. In addition, the company has over 25,000 potential customers who registered on the site and opted to receive the company's newsletter. The Company anticipates that many of these potential customers will return to the site and become actual customers once the new site redesign is completed and new offerings are in place.

The Company's focus is on acquiring new products that can be offered free of charge and that generate a revenue stream for the Company. The Company is not putting further efforts into acquiring additional commercial products that require cash outlay.

Results of Operations

The Company generated no revenue in the quarter ending September 30, 2000. As a result of the initial business strategy, the company generated $3,737 in revenues in the quarter ending September 30, 2000, primarily from membership fees, with a very small amount coming from advertising income.

Total operating expenses of $222,667 for the three months ended September 30, 2000 resulted primarily from $86,000 for Legal, Accounting, and Insurance fees, General and Administrative expenses of $44,000 related to salaries and wages, web site development of $32,000, $21,000 in equipment and licenses, $20,000 in advertising and promotional expenses, and other operations and office expenses totaled approximately $20,000.

The Company's new CEO has taken immediate steps to reduce the cost of operations. The total operating cost for the Company on a monthly average was reduced from approximately $100,000 per month in July and August to approximately $22,000 in September. This is primarily the result of a reduction in work force, a reduction in marketing expenses, and negotiated reduced fees from service providers. The Company anticipates that it will be able to fully service the new business model within the new operational costs.

Liquidity and Capital Resources

The Company's negotiation with investors to secure an additional round of funding were unsuccessful in the quarter ending September 30, 2000. Action was taken to reduce the Company's debt load and negotiate reduced payments to creditors.

The Company finds itself with a much lower cost of operation as a result of the actions taken by the CEO, and Company management remains committed to raising additional capital in the next quarter. The primary objective of the Company is in becoming a profitable and self-sustaining business as quickly as possible.

Management has taken every step to manage cash flow to conserve cash resources. The Company does not have sufficient cash on hand to maintain operations for an extended period of time without further investment or loans. Members of the Board of Directors agreed verbally to loan the Company up to $75,000 to continue operations. The CEO was directed to have a convertible note securing the funds arranged with legal counsel.

The inability to raise the above-described capital ($75,000) within the next two to three months will have a material negative impact on the continued operations of the Company's business.

The Company is preparing a Private Placement Offering Memorandum to raise an additional $600,000, and expects that to close during the next quarter.

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


                                 FREESOFTWARECLUB.COM, INC.
                                (Registrant)

                              /s/ Richard Miles	11/13/00
                              -----------------------------
                                  Richard Miles
                                  Chief Executive Officer,
                                  and Director