Form 10QSB/A
period 2000-09-30
FREESOFTWARECLUB COM
filed 2000-11-16
CIK 1082736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1

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
                             =======       =======       =======


NonCash Financing Activities: In March 2000, a note payable in the amount of $100,000 was converted into 66,667 shares of common stock. In March 2000, the Company issued shares for services in the amount of $30,000.

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

Results of Operations

The Company generated no revenue in the quarter ending June 30, 2000. As a result of the initial business strategy, the company generated $3,737 in revenues in the quarter ending September 30, 2000, primarily from membership fees, with a very small amount coming from advertising income.

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


                                 FREESOFTWARECLUB.COM, INC.
                                (Registrant)

                              /s/ Richard Miles	11/15/00
                              -----------------------------
                                  Richard Miles
                                  Chief Executive Officer,
                                  and Director