Form 10QSB
period 2000-12-31
FREESOFTWARECLUB COM
filed 2001-02-26
CIK 1082736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000


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

As of February 16, 2001, the registrant had 17,807,500 shares of its common stock issued and outstanding.

                     FREESOFTWARECLUB.COM, INC.

                         Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Balance Sheet as of December 31, 2000

   Condensed Statements of Operations for the Nine Months Ended December 31, 2000 and April 15, 1999
      (inception) to December 31, 1999

   Condensed Statements of Cash Flows for the Nine Months
      Ended December 31, 2000, and from April 15, 1999 (inception) To December 31, 1999

   Notes to Condensed Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1: FINANCIAL STATEMENTS

                 FreeSoftwareClub.com, Inc.
                       BALANCE SHEET

ASSETS

                                       December 31,
                                       2000
                                      (unaudited)
                                      ----------
CURRENT ASSETS
   Cash                               $    6,224
   Accounts receivable                    30,526
   Inventory                              24,005
   Prepaid expenses                       41,700
                                       ---------

          Total current assets           102,455
                                     -----------
                                      $  102,455
                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                   $  175,413
   Other                                   2,738
                                      ----------
          Total current liabilities      178,151
                                      ==========
COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
   Common stock,$.001 par value
    authorized 100,000,000 shares;
     17,407,500 issued and outstanding    17,408
   Additional paid-in-capita1            941,528
   Deficit Accumulated                (1,034,632)
                                       ---------

          Total stockholders' Deficit    (75,696)
                                         -------

                                      $  102,455
                                      ==========

                  FreeSoftwareClub.com, Inc.

                   STATEMENTS OF OPERATIONS
                          (unaudited)

                               Nine
                               Months     April 15,   Oct 1,    Oct 1,
                               Ended      1999 to     1999 to   2000 to
                               Dec 31,    Dec 31,     Dec 31,   Dec 31,
                               2000       1999        1999      2000
                               -------    --------    -------   -------
Revenues Earned                $30,042          --         --   $25,262
Cost of Revenues                 7,067          --         --    (4,645)
Gross Margin                    22,975          --         --    29,907
Operating expenses
  Website development          136,750   $ 165,000   $ 60,000    18,500
  General &
   administrative              638,465      35,914      3,927   132,814
Total Operating
     expenses                  775,215     200,914     63,927   151,314
                               -------    --------    -------   -------

    Loss from
     operations               (752,150)   (200,914)   (63,927)   (121,407)

    NET LOSS                  (752,150)   (200,914)   (63,927)   (121,407)
                               =======     =======     ======     =======

    Net loss per
     basic and                 $ (0.04)      (0.01)         0      (0.01)
     diluted share
                               =======     =======    =======    =======
    Weighted Average
     Basic/diluted shares
     outstanding              16,871,610 16,447,500 16,447,500  17,100,833
                              ========== ==========  ========== ==========

               FreeSoftwareClub.com, Inc.
           CONDENSED STATEMENTS OF CASH FLOWS
                     (unaudited)

                               Nine
                               Months     April 15,
                               Ended      1999 to
                               Dec 31,    Dec 31,
                               2000        1999
                               -------     --------
Net cash used in
 Operating
  activities                  (547,078)    $(75,642)

Cash flows financing
 activities:
  Proceeds from issuance
   of common stock                  --

  Proceeds from issuance
   of note payable              23,000     100,000
                              --------    --------

   Net cash provided by
    financing activities        23,000     100,000
                              --------    --------

NET INCREASE (DECREASE)
    IN CASH                   (524,078)     24,358

Cash at beginning
 of period                     530,302          --
                               -------     -------

Cash at end of period $         6,224     $ 24,358
                              =======      =======

NonCash Financing Activities: In December 2000, the Company entered into an agreement with Network Commerce, Inc. (Nasdaq: NWKC). Network Commerce manages a network of high traffic websites including Speedyclick.com, PrizeCrazy.com, Planetofmusic.com, and others, and offers advertisers the ability to have NWKC site visitors co-register when they register with any of the NWKC websites. This agreement calls for the Company to issue 1,200,000 shares of Restricted 144 stock in exchange for 3,000,000 co-registrations, over the term of the agreement.

The term of the agreement is from December 1, 2000 through February 28, 2001 or whenever the target of 3,000,000 names is reached. The anticipation is that approx. 1,000,000 names per month will be generated in exchange for 400,000 shares monthly. As of 12/31/2000 approx. 500,000 names were generated.

The Company has issued 400,000 shares in December 2000 and took a charge for $75,000 based on the current price of the common stock at the date of issuance.

In December 2000, the Company also issued 60,000 shares to, Altres Group, LLC, for legal services. The Company took a charge of $10,800 which represented the amount of the legal fees.

FreeSoftwareClub.com, Inc.
Notes to Condensed Financial Statements
December 31, 2000
(Unaudited)

Basis of Presentation

The accompanying condensed financial statements of FreeSoftwareClub.com, Inc. (the "Company") as of December 31, 2000, and for the nine months ended December 31, 2000, and from April 15, 1999 (date of inception) to December 31, 1999 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended March 31, 2000.

The financial statements have been prepared on a basis that contemplates FreeSoftwareClub.com's continuing as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $1,034,632 and a negative working capital at December 31, 2000 of $75,756.

Prior to the quarter ended December 31, 2000, the Company was considered to be in a development stage. During the Quarter, membership increased and revenue was generated by the activities of the Company and results from December 2000 were close to break even on a cash-flow basis.


Net Loss Per Share

Net loss per share is calculated by dividing net loss for the period by the weighted average numbers of common shares outstanding for the period. As of December 31, 2000, the Company has 173,044 potentially dilutive securities outstanding which are considered anti-dilutive for the purpose of calculating diluted loss per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

During the quarter ended December 31, 2000, management focused implementing the plan to generate increased site traffic, subscriptions, and revenues.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

During the quarter, the Company focused on building its revenue-generating web property. The Company enjoyed a constant stream of potential active members due to its co-registration agreement with Network Commerce, Inc. These co-registered members were mailed a subsequent solicitation to confirm their membership and become active members. During the period ending December 31, 2000, the Company had a total of 861,000 co-registered members generated from the association, and was able to convert 40,000 of these to active members (approximately 4.6%).

Based on operations through the end of January, 2001, the new model continues to be well received by the public, and over 50,000 new members registered in the month ending January 31, 2001. The number of active members was over 100,000 by the end of January, 2001, and the total company registration database is over 1.2 million.

As a result of the increased site traffic, the Company's website was listed on PC Data Online's Top Websites for December, reaching a ranking as the #4,163 most visited website for the month. In January, the Company reached #3,372 on the list of most visited websites.

During November, the Company was able to generate $8,919 in revenues, and in December, $16,343.

1. The Company earns money by allowing FreeSoftwareClub.com members (and non-members) to choose (opt-in) to newsletters provided by third parties, and is paid by these third parties for each new subscriber they acquire in this fashion.

2. The Company also allows members to select from a large catalog of offers, including free downloadable software, online services, and traditional services like phone services and credit services. The Company is paid by the company providing the services for each new customer they acquire in this fashion.

The Company entered into an agreement with 21st Century Marketing, of Farmingdale, NY, to promote the entire Company database of email and postal addresses to advertisers. This agreement began on the first of December, 2000 and continues for one year.

Marketing Strategies

The major thrust of the Company's marketing plan continues to be to acquire new users by the use of opt-in email promotions, and will concentrate on low cost promotions to drive site traffic and generate memberships.

The Company's plan is to continue to promote the new member offer to subscribers and convert a high percentage of these customers to active members, and to continue offering a weekly newsletter containing special offers to members and non-members alike.

These offers have proven to be successful at generating site traffic and revenues, and help maintain customer loyalty.

Results of Operations

The Company generated revenue of $25,262 in the quarter ending December 31, 2000. These revenues came from opt-in registrations, advertising, and commissions earned from affiliated product promotions.

Total operating expenses of $151,314 for the three months ended December 31, 2000 resulted primarily from $79,500 in advertising expense. The balance of $71,814 is made up of $24,966 for Legal, Accounting, and Insurance fees, General and Administrative expenses of $9,689 related to salaries and wages, web site development of $11,000, and other operations and office expenses totaled approximately $26,159.

During the Quarter, the CEO took steps to reduce the cost of operations, and the Company's bottom line results have improved. Operational costs were reduced by negotiating lower fees from service providers, reduction in force, and reduced marketing expenses. As a result, December's income and expenses were close to breakeven.

Liquidity and Capital Resources

The Company did not work to secure an additional round of funding in the period. Rather, the company concentrated its efforts on building a profitable and self-sustaining model. The Company signed a 6-month convertible note securing $23,000 in operating funds, which were sufficient to carry operations through the period.

Management continues to take every step to manage cash flow to conserve cash resources.

The Company prepared a Private Placement Offering Memorandum on January 2, 2001 to raise an additional $600,000, and expects that to close during the next quarter. These funds will enable the Company to reduce debt incurred from past operations, and to expand the staff to increase sales.


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


                                 FREESOFTWARECLUB.COM, INC.
                                (Registrant)

                              /s/ Richard Miles 2/20/01
                              -----------------------------
                                  Richard Miles
                                  Chief Executive Officer,
                                  and Director