Form 10KSB
period 2001-03-31
FREESOFTWARECLUB COM
filed 2001-08-01
CIK 1082736

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                      Form 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

        Date of Report: For the fiscal year ended March 31, 2001


                           Freesoftwareclub.com, Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                      000-25761             88-0414076
       --------------------------  ---------------    -----------------
      (State or other jurisdiction (Commission File  (IRS Employer
         of Incorporation)            Number)         Identification No.)


      600 Bancroft Way,    Berkeley, CA                   94710
      --------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code (510) 649-2922


      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered under Section 12(g) of the Exchange Act:

                       Common shares, par value $ .001
                       -------------------------------
                            (Title of class)

      Check whether the Issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

         Yes   x      No
             ----       ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

      The issuer's revenues for the fiscal year ended March 31, 2001 were $80,378.

      As of March 31, 2001, there were 16,947,500 shares of issuer's common stock, par value $ .001, outstanding with an aggregate market value of approximately $ 270,030 held by non-affiliates. For the purposes of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding are excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer or that such person is controlled by or under common control of the issuer.


            DOCUMENTS INCORPORATED BY REFERENCE

      SEE LIST OF EXHIBITS

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ---   ---


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

                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

In March 2000, FreeSoftwareClub.com, Inc., a Nevada corporation, ("FSC" or the "Company")) was acquired by Sacio, Inc., a Delaware corporation, ("Sacio") through an exchange of common stock. Sacio had no significant assets or liabilities at the acquisition date and had not had any operations for the last three years. Concurrent with the acquisition, Sacio changed its name to FreeSoftwareClub.com, Inc.

Business Overview

The Company was incorporated in the state of Nevada in April of 1999 and was formed as a joint venture between Re:Launch, a sales and marketing consulting agency in the consumer software industry and NetProfit, Etc, a holding company with a majority interest in Aztech New Media, a Canadian publisher of valueline software. John Collins, a partner in Re:Launch, was appointed President and CEO.

The focus was to develop a subscription-based, membership-based model for the purchase of software. In much the same way that hit movies are offered "free" to subscribers of premium movie channels, the Company offers popular software in a variety of categories free to club members. Members pay a fee of $9.95/month and are eligible for one free title per month from an extensive "commercial catalog" comprised of current and popular selling titles. In addition, all visitors to the site get access to another ex

In April, 2000, the company deployed a two-phase plan to launch the website. Phase One called for an immediate design and strategy to build site traffic and a registered user database. No membership subscriptions were to be solicited in Phase One; the commercial catalog would not be deployed until the necessary time and capital was available to secure the quality content from top name software publishers. Phase Two of the plan called for launch of the commercial software catalog in conjunction with a major

Phase One was launched in late April and within six weeks the Company entered into advertising agreements that resulted in approximately 2,500,000 visitors to the site and acquired over 40,000 registrations as a result.

Phase Two launch of the site became active in early June, and the company began to acquire paid subscribers. However, the company required additional funding to accomplish the goal of acquiring best-selling commercial software in order to maximize the value of a paid subscription. The company was unable to secure this funding and was subsequently unable to attract paid subscribers sufficient to generate a profitable and sustainable business model. This necessitated a complete redesign of the company busines

In September 2000, John Collins resigned as CEO and Richard Miles, Chairman, was elected to fill that role, and took on the responsibility of redesigning the business model. In addition, Mika Determan, a Re:Launch employee, was appointed Secretary/Treasurer.

This "Phase Three" business model was based on a variety of lessons learned in the earlier periods and adjusted the model to take advantage of the new Internet economy.

During the heyday of the Internet growth boom, companies with significant funding were spending heavily to create traffic to websites by paying for banner advertisements and other promotions in a traditional cost-per-thousand (CPM) advertising model. This model did not work for most companies, and the Internet economy and subsequent funding for "dot.com" businesses was dramatically reduced. Companies with products and services on the Internet changed their advertising practices from a CPM basis to a pay for pays for results on a cost-per-acquisition basis (CPA).

The new business model for FreeSoftwareClub is to offer a cost-free membership and promotes dozens of free products and services to members and non-members alike. Revenues are generated by the successful acquisition of customers for advertisers. Capital to acquire content was not required, and the company was able to reasonably forecast ongoing operations without the capital requirements of the original business plan.

The company generates income and profits by the following activities:

1. The Company earns money by allowing FreeSoftwareClub members (and non-members) to choose (opt-in) to newsletters provided by third parties, and is paid by these third parties for each new subscriber they acquire in this fashion.

2. The Company also allows members to select from a large catalog of offers, including free downloadable software, online services, and traditional services like phone services and credit services. The Company is paid by the company providing the services for each new customer they acquire in this fashion.

The Company entered into an agreement with 21st Century Marketing, of Farmingdale, NY, to promote the entire Company database of email and postal addresses to advertisers. This agreement began on the first of December, 2000 and continues for one year. 21st Century is a well-known mailing list broker with solid contacts in the advertising community. 21st Century is compensated by commissions on revenues from sales they generate.

The new business model was incorporated into a complete redesign of the website. This was completed at the end of October 2000 and an email campaign was begun to generate site traffic that could be immediately monetized. At the same time, steps were taken that significantly reduced the operating costs of the company.

The new model had immediate positive effect. In December, the company entered into an agreement with a division of Network Commerce, Inc. to generate co-registrations to FreeSoftwareClub via its network of consumer websites. The agreement with Network Commerce called for the exchange of up to 1,200,000 shares of restricted stock for up to 3,000,000 co-registrations.

By the end of December 2000, the company had a total of 861,000 co-registered members and had converted approximately 40,000 of these members to "active" status. The company's income formula had generated approximately $25,000 in revenues and it appeared that the path to profitability was underway.

In the quarter ending March 31, 2001, Network Commerce delivered approximately 1,000,000 additional co-registrations, which resulted in a total registration database of 1.9 million names and approximately 200,000 active members. The company demographic is very widespread across age and gender, and is not limited to a single demographic. This makes it more appealing to broad advertisers.

The company's agreement with 21st Century Marketing resulted in several rentals of the company's database. Total revenues for the quarter were $50,209.

The company was able to enter into several new agreements that would allow for further monetization of site traffic and new member enrollment. However, Network Commerce shut down their consumer website division at the end of March, and the company was required to find other sources of co-registrations. These efforts are underway, and the company has tested a variety of other sources that can generate co-registrations in high volumes monthly and at a low enough cost to
continue to be able to forecast profita       -forma cash-flow basis.

The company continues to have negotiations with major software publishers, music and video producers, and others who can offer products to the company's 1.9 million name universe.


Marketing Overview

The company's marketing efforts will stay focused on promotional offers sent to names acquired in a co-registration program.

Competition

There are a plethora of websites offering free products and services on the Internet. There are too many to single out. FreeSoftwareClub maintains a competitive advantage by being easy to understand for the average surfer, by having a wide variety of products and services available to its members, and by offering "free rewards" or affinity points to its members, where they earn points for every offer they take advantage of. These "free reward" points can be redeemed for additional products.

Back-end Development & Control

One of the major advantages we have over most of our competitors is in-house computer expertise. Through the design of the company's Chief Technology Officer, Marlison Campos, and a team of IT professionals at ActiveThreads, Inc., all of the site development and maintenance can be accomplished by a single individual. The company's technology is based on common, inexpensive tools running on Windows 2000. The decision to base the operations on inexpensive tools allows the company to operate its website very inexpensively, and does not require annual licenses.

Going Forward

The Internet has and will continue to change businesses worldwide. There has never been the ability to reach a global audience in as inexpensive or immediate a fashion up to now. This incredible reach was what fueled the Internet explosion of the past 5 years.

While there is a dramatic downturn in the fortunes of many Internet based companies, the core metrics that were the promise of the Internet are still there. However, companies will need to grow by careful attention to basic business fundamentals and growth for the sake of growth alone will not be sufficient to create increased value for Internet companies.

People in the millions and tens of millions worldwide will continue to use the Interenet to research and purchase products and services, entertain themselves, and stay informed. This market will only continue to grow. FreeSoftwareClub finds itself in a good position to maintain operations and grow on a profitable basis and exploit these opportunities.

The company continues to look for investment capital to strengthen the company's ability to capitalize on its opportunity.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's approximately 1,000 square feet of office space is provided by Re:Launch as part of the monthly contract with them to provide not only office space, but all "overhead" type items, as well as other marketing and consulting services to us. Please see a copy of our Agreement with Re:Launch that has been attached by reference to this 10-KSB.

Re: Launch is an affiliate/related company in that it is owned by certain of the company Directors/Officers, namely Richard Miles and John Collins.

At present, the facility and arrangement with Re:Launch is adequate to provide effective support operations for us. There is also additional space within the current building to allow expansion of up to 3,000 square feet if, and when, the need arises.

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

                                               Low            High
                                               ----           ----


First Quarter	(ending 6/30/00)	              	$0.88	        	$4.00
Second Quarter (ending 9/30/00)               $0.20          $0.88
Third Quarter	 (ending 12/31/00)	             $0.20          $0.31
Fourth Quarter (ending 3/31/01)               $0.06          $0.20

Our Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize any payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

As of March 31, 2001 there were 28 holders of record of our Common Stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- Overview

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

Results of Operations:

Revenues for the period from April 1, 2000 through March 31, 2001 were $80,378. Since this is the first year of operations, there is no comparable figure for the prior year. Total expenses for the period were $809,445. Net losses before income taxes of $729,067 resulted from $31,472 in cost of goods sold, $112,145 in payroll and payroll expenses, $142,050 in website development and consulting expenses, $167,022 in legal, accounting, insurance and investor relations expenses,$288,911 in advertising and marketing, and a balance of $67,846 in administrative expenses.

Website Development and Maintenance Costs consist of payments to two outside contractors; one who is primarily responsible for content and the second who is primarily responsible for the technological maintenance of the website on the Internet.

Liquidity and Capital Resources:

The current cash position requires immediate steps in management's opinion to sustain Company operations in the short term until such time as the next round of financing is closed.

Additional capital is needed to sustain operations and grow the business. Additional funds received from equity or debt financing will be used to continue to build the Company infrastructure and attract people to the web site. The implementation of the marketing plan is considered critical to meet the revenue plan for the ensuing period.

The Company received a total of $975,000 in financing through April 2000 as a result of the receipt of a $125,000 convertible note payable, from founder Rene Pardo (which has since been converted to 4,400,000 common shares), another $100,000 convertible note payable (which has since been converted to 66,667 common shares), and the private placement of shares of common stock for $750,000. The Company received $737,258 in net cash proceeds during the period ended March 31, 2000 from the issuance of common stock, and an additional $100,000 from the issuance of a note payable that has subsequently been liquidated and converted to 66,667 shares of common stock.

An additional investment of $750,000 was anticipated to close by July 31, 2000 but this did not materialize, nor did subsequent investments.

In November 2000 the Company signed a 6-month convertible note securing $23,000 in operating funds, and then again in February 2001 signed another note securing an additional $23,000.

Management continues to take every step to manage cash flow to conserve cash resources. The Company prepared a Private Placement Offering Memorandum on January 2, 2001 to raise an additional $600,000 to reduce debt incurred from past operations, and to expand the staff to increase sales, but this has not closed.

Net cash of $554,559 was used during the period for operating activities, which was primarily the result of the Company's operating expenses for the period.

The Company is actively negotiating to raise additional funds from either equity and debt financing during the next 30 to 90 days. The cash will be used to continue normal operations growth and expand the sales and marketing efforts necessary to impact target markets.

The Company believes that its new business model is capable of generating a sustainable business and can be cash-flow positive in a short period of time. However, the lack of operating capital in the short-term may make it impossible to achieve the desired results. In management's view the lack of additional financing can result from the inability to demonstrate sales and marketing proof of concept and impact continued operations sufficiently to maintain a going concern through March 31, 2002.


ITEM 7: FINANCIAL STATEMENTS

The financial statements are incorporated after the signature page.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has changed auditors effective June 1, 2001 for the fiscal year ended March 31, 2001 to Michael Johnson & Co. CPA's from Grant Thornton. The Company believes that the new auditors would better serve its audit needs.

There was no disagreements with accountants on accounting and financial disclosures.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                Age            Position
-----              ----          ------------

Richard Miles       45           Chairman, President, Director

John Collins        38           Director

Mika Determan       36           Secretary/Treasurer

Rene Pardo          52           Director

James Estill        43           Director

Wendell Nunes       33           Director


Richard Miles

Mr. Miles is President of Re:Launch, a computer channel integrated marketing and advertising firm located in Berkeley, California. Under Richard's direction and leadership, Re:Launch has become one of the industry's top marketing and sales service agencies.

1990 - present: Founder and President of Re:Launch. Created sales and marketing consulting firm specializing in technology products. Self-funded company enjoys revenues of approximately $ 3,000,000 per year. Marketing and sales manager behind more than 20 best-selling products. Well-respected within the industry as a speaker, columnist and analyst.

John Collins

Mr. Collins joined Re:Launch as a Senior Partner in 1991. He was the General Manager for the Company's sales division and was responsible for business development, contract negotiation, and customer service. He brings 15 years of sales and marketing leadership to the Company and spearheaded the Company's successful drive to establish itself as the premier sales organization for consumer products in the Computer Retail segment.

As a 10-year computer industry veteran specializing in selling and marketing computer software, John directed the retail development efforts for over 30 different software developers and publishers as clients, including Computer Associates, Memorex, Bungie, Micrologic, Software Publishing Corp, and many others. His expertise, relationships, and knowledge of the computer software industry has resulted in significant sales growth and success for many of the Company's clients.


Mika Determan

Ms. Determan has been the finance manager and project coordinator for Re: Launch an affiliated company of the Issuer since 1998. Her areas of responsibility include coordinating project schedules with marketing and design staff as well as overseeing all design projects including project budgets and timelines.

From 1994 to 1998 Mika was CFO and Sales Coordinater for Interface Printing Services which included total responsibility for all the financial management of the Company

Rene Pardo

Rene is currently the Vice President for Business Development for Online Direct, and is the CEO of NetProfitEtc., Inc. He was the founder of Lanpar Technologies and took it to $ 25 million in revenue, going public on Toronto Stock Exchange raising $ 13 million dollars.

In 1994, Rene joined Aztech New Media, a software anthology publisher which was just starting to sell shareware. He brought in financing and shareholders, in different stages, and established international sales. Revenues have grown to approximately $10 million dollars Canadian, funded with very little capital.

James Estill

Jim Estill is the Chief Executive Officer of EMJ Datasystems, Ltd which is headquartered in Guelph, Ontario, Canada. EMJ is publicly-owned distributor of computer products and peripherals. The Company specializes in high performance products for Apple, Digital Audio/Video, Internetworking, Media Management, and Unix. The Company has sales approaching $ 160 million in Canadian dollars and trades on the Toronto Stock Exchange.

Wendel A. Nunes

Mr. Nunes is a graduate of Simon Fraser University in British Columbia, Canada within the fields of Finance and Economics. He has spent several years in the securities brokerage business, and is currently a self-employed consultant with several public and private companies in the high-tech field.

ITEM 10: EXECUTIVE COMPENSATION


The only executive officer who received compensation was John Collins who was paid a total of $ 57,000 for the period from April to September 2000 inclusive. After that period Mr. Collins resigned as President, however, he is still a director of the Company.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors, and major shareholders, as well as those who own beneficially more than five percent of our common stock through the date of this Form 10-KSB.



Name & Address                  Type and Amount         Percentage
Richard Miles                   4,376,000    Common        25.8%
654 Neilson St.
Berkeley, CA
94707


John Collins                    2,476,180    Common        15.6%
164 Esmeyer
San Rafael, CA
94903

Rene Pardo                      4,400,000    Common        26.0%
Toronto, Ontario

EMJ DataSystems(1)              1,194,820    Common         7.1%
7067 Wellington #124
Guelph, Ontario
N1H 6J3

Mika Determan                      10,000    Common        0.06%
600 Bancroft Way
Berkeley, CA 94710



Total securities directors
and officers as a group        12,457,000                  73.5%


(1) EMJ Datasytems is controlled by Mr. Jim Estill, a director of the Issuer.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have in place an agreement with Re: Launch that sets forth the terms and conditions for their providing a variety of services, including Website Design and Maintenance, Consulting and Promotion, Creative Services, and various operational overhead items such as clerical staff, office space, copiers, etc. The agreement provides for payment of $ 6,000 per month plus $ .045 per thousand for letters being mailed out. Re:Launch is owned by Mr. Richard Miles, a principal shareholder in the Issuer. A copy of this agreement is incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


A. Reports on Form 8-K

   On July 17, 2001 we filed an 8-K disclosing the change in auditors.

B. Exhibits


Exhibit
   No.           Description
-------          -----------
 2.1             Acquisition Agreement and Plan of Reorganization by and among
                 Sacio, Inc., a Delaware Corporation, and Freesoftwareclub.com,
                 Inc., a Nevada Corporation(filed as Exhibit A to the Company's
                 PRE14A filed February 18,2000 and as Exhibit A to the Company's
                 DEF14A filed February 29, 2000, incorporated herein by
                 reference).

 3.1 Articles of Incorporation of the Company,(filed as Exhibit 3.1 to Form 10SB12G filed March 31, 1999, and incorporated herein by reference).

 3.2 By-laws of the Company(filed as Exhibit 3.2 to Form 10SB12G filed March 31, 1999 and incorporated herein by reference).

10.1             Marketing Services Agreement: Web Site Design, Creative
                 Services, and Consulting, dated May 1, 1999, by and between Re:Launch and the Company(filed to March 31, 1999 as Exhibit
                 10.1 to Form 10KSB, and incorporated herein by reference).


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 1, 2001               FreeSoftwareClub.com, Inc.


                                    /s/ Richard Miles
                                   --------------------------
                                   President, Director


                                    /s/ Mika Determan
                                   --------------------------
                                   Secretary/Treasurer

                                   FreeSoftwareClub.com, Inc.
                                  (A Development Stage Company)

                                      Financial Statements
                                   Year Ended March 31, 2001

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
FreeSoftwareClub.com, Inc.
Berkley, California

We have audited the accompanying balance sheets of FreeSoftwareClub.com, Inc.( A Development Stage Company) as of March 31, 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period April 15, 1999 (date of inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreeSoftwareClub.com, Inc. at March 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period, April 15, 1999(date of inception) to March 31, 2001 in conformity with generally accepted accounting principles.

The financial statements for the period April 15, 1999 (date of inception) to March 31, 2000 were audited by other accountants, whose report dated May 14, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co LLC
Denver, Colorado
July 26, 2001

                              FREESOFTWARECLUB.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                                     MARCH 31,


                                                              2001       2000

ASSETS
CURRENT ASSETS
Cash                                                     $    9,363  $  530,302
Accounts receivable                                          46,090        -
Due from shareholders                                         5,748       5,748
Prepaid expenses                                             12,919      41,700
                                                          ---------   ---------
                                                             74,120     577,750
                                                          ---------   ---------
FIXED ASSETS
Office furniture and equipment                               16,380        -
Less: Accumulated depreciation                               (2,034)       -
                                                          ---------   ---------
                                                             14,346        -
                                                          ---------   ---------

TOTAL ASSETS                                             $   88,466  $  577,750
                                                          =========   =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         $  182,686   $  16,825
Accrued expenses                                             23,922         -
Notes payable                                                50,000         -
                                                          ---------    --------
TOTAL LIABILITIES                                           256,608      16,825
                                                          ---------    --------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
 issued and outstanding - 16,947,500                         16,948      16,948
Additional paid-in capital                                  826,058     826,058

Deficit accumulated during development stage             (1,011,148)   (282,081)
                                                         ----------     -------

TOTAL STOCKHOLDERS' EQUITY                                 (168,142)    560,925
                                                         ----------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    88,466   $ 577,750
                                                         ==========     =======











    The accompanying notes are an integral part of these financial statements.

                           FREESOFTWARECLUB.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


                                                        April 15,    April 15,
                                                          1999         1999
                                                       (inception)   (inception)
                                          Year Ended        to           to
                                           March 31,    March 31,     March 31,
                                            2001           2000         2001
                                          ----------    ---------    ----------

REVENUE                                   $   80,378   $    -        $   80,378
                                           ---------    ---------     ---------

EXPENSES
Web development and maintenance              501,466      231,000       732,466
General and administrative                   289,650       41,981       331,631
Other                                         18,329        8,300        26,629
                                           ---------    ---------     ---------

Total Operating Expenses                     809,445      281,281     1,090,726
                                           ---------    ---------     ---------

Net Loss from Operations before
   income taxes                             (729,067)    (281,281)   (1,010,348)


INCOME TAXES                                    -             800           800
                                           ---------    ---------     ---------

NET LOSS                                  $ (729,067)  $ (282,081)  $(1,011,148)
                                           =========    =========     =========

Weighted average number of
 shares outstanding                       16,947,500    9,565,000
                                          ==========    =========

Net Loss per Share - basic and
 diluted                                  $     (.04)  $     (.03)
                                           =========    =========








   The accompanying notes are an integral part of these financial statements.

                          FREESOFTWARECLUB.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                             Indirect Method


                                                        April 15,   April 15,
                                                          1999        1999
                                                       (inception) (inception)
                                           Year Ended      to          to
                                            March 31,    March 31,   March 31,
                                              2001         2000       2001
                                          -----------  ----------- -----------
Cash Flows From Operating Activities
Net (Loss)                                $  (729,067) $  (282,081) $(1,011,148)
                                           ----------   ----------   ----------
Adjustments to reconcile net loss to
 net cash used in operating
 activities
  Depreciation                                  2,034         -           2,034
Change in assets and liabilities
  Accounts receivable                         (46,090)        -         (46,090)
  Prepaid expenses                             28,781      (41,700)     (12,919)
  Accrued expenses                             23,922         -          23,922
  Accounts payable                            165,861       16,825      182,686
                                           ----------   ----------   ----------

Net Cash Used in Operating Activities        (554,559)    (306,956)    (861,515)
                                           ----------   ----------   ----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock          -         737,258      737,258
 Proceeds from issuance of notes payable       50,000      100,000      150,000
                                           ----------   ----------   ----------

Net Cash Provided by Financing Activities      50,000      837,258      887,258
                                           ----------   ----------   ----------

Cash Flows From Investing Activities
Purchase of fixed assets                      (16,380)        -         (16,380)
                                           ----------   ----------   ----------

Net Cash Used in Investing Activities         (16,380)        -         (16,380)
                                           ----------   ----------   ----------

Increase (Decrease) in Cash                  (520,939)     530,302        9,363


Cash and Cash Equivalents - Beginning         530,302         -            -
                                           ----------   ----------   ----------

Cash and Cash Equivalents - End           $     9,363  $   530,302  $     9,363
                                           ==========   ==========   ==========

Supplemental Cash Flow Information
 Interest paid                            $      -     $      -     $      -
                                           ==========   ==========   ==========
 Taxes paid                               $      -     $       800  $       800
                                           ==========   ==========   ==========

Noncash Financing Activities:
 In March 2000, a note payable in the
 amount of $ 100,000 was converted
 into 66,667 shares of common stock       $      -     $   100,000  $   100,000
                                           ==========   ==========   ==========



  The accompanying notes are an integral part of these financial statements.

                          FREESOFTWARECLUB.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              DEFICIT
                                                            ACCUMULATED
                                              ADDITIONAL      DURING
                        COMMON STOCK           PAID IN      DEVELOPMENT
                     SHARES     AMOUNT          CAPITAL        STAGE    TOTAL
Balance - April 15,
  1999                 -     $    -          $    -       $     -      $   -

Issuance of shares
 to founders
  April 15, 1999   5,747,971     5,748            -             -         5,748


Issuance of shares
 for cash          4,252,029     4,252         120,506          -       124,758

Conversion of
 shares through
 reverse
 acquisition-
 March 15, 2000    3,158,000     3,158          (3,158)         -          -


Issuance of
 common stock in
 exchange for
 common stock of
 Sacio, Inc. upon
 acquisition -
 March 15, 2000    3,289,500     3,290          (3,290)          -         -


Issuance of shares
 for cash (net of
 issuance costs of
 $37,500) - March
 24, 2000            433,333       433         612,067          -       612,500

Conversion of note
 payable into
 common stock -
 March 24, 2000       66,667        67          99,933          -       100,000

Net Loss                -           -             -        (282,081)   (282,081)
                 -----------   --------    -----------   ----------   ---------
Balance - March
 31, 2000         16,947,500  $  16,948   $    826,058  $ (282,081)  $  560,925


Net loss for
  year                  -           -             -       (729,067)    (729,067)
                 -----------  ---------    -----------   ----------   ---------

Balance - March
  31, 2001        16,947,500 $   16,948   $    826,058 $(1,011,148)  $ (168,142)
                 ===========  =========    ===========  ==========    =========











   The accompanying notes are an integral part of these financial statements.

                          FREESOFTWARECLUB.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2001


NOTE 1 - Summary of Significant Accounting Policies

Freesoftwareclub.com, Inc. (the "Company") was incorporated on April 15, 1999 in the State of Nevada. The Company is an on-line membership club that offers fully licensed software titles to members. The Company charges members a monthly fee to access the Company's catalog of software offered.

Reverse Acquisition

In March 2000, Freesoftwareclub.com, Inc., ("FSC.com")a Nevada corporation, was acquired by Sacio, Inc. through an exchange of common stock. Sacio had no significant assets or liabilities at the acquisition date and did not have any operations for the past three years. Each share of FSC.com stock was converted to 1.3158 shares of Sacio common stock. After the exchange, the former FSC.com shareholders owned 80% of the outstanding shares of Sacio. The transaction was accounted for as a recapitalization of FSC.com; therefore, the financial statements represent the operations of FSC.com. Concurrent with the acquisition, Sacio changed its name to Freesoftwareclub.com, Inc.

A summary of significant accounting policies consistently applied in the prepar-ation of the accompanying financial statements follows:

Basis of Presentation

Development Stage Company

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.
Segment Reporting

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.


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

                         FREESOFTWARECLUB.COM, INC.
                       (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Fixed Assets

The Company follows the practice of capitalizing, at cost, all expenditures for fixed assets in excess of $ 1,000. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets of three to five years using straight-line method. Depreciation expense for the year ended was $ 2,034.

Net(Loss) Per Common Share

The net(loss) per share is calculated by dividing net loss for the period by the average number of common share outstanding for the period. The Company does not dilutive securities outstanding which might be considered dilutive for the purpose of calculating diluted loss per share.


Product Development Costs

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company expenses all cost incurred that related to the planning and post implementation phases of develop-ment. Costs incurred in the development phases are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. As of March 31, 2000, no costs have been capitalized.


Other Comprehensive Income

The Company has no material components of other comprehensive income(loss) and accordingly, net loss is equal to comprehensive loss in all periods.

                      FREESOFTWARECLUB.COM, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2001



Note 1 - Summary of Significant Accounting Policies(continued)

         Segment Information

         The Company operates primarily in a single operating segment, providing software and services that connect people to catalog sales over the Internet.

Note 2 - Notes Payable

         The following is a summary of notes payable as of March 31, 2001:

         Note payable to a corporation, collateralized by Company's
         e-mail database, 8% interest, due on demand                  $ 25,000

         Note payable to a corporation, collateralized by Company's
         e-mail database, 8% interest, maturity date - August 2001      25,000
                                                                       -------

                                                                      $ 50,000
                                                                       =======

Note 3 - Income Taxes

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

        The Company has deferred income tax assets, which have been fully reserved as follows:

        Deferred tax assets
          Net operating loss carryforwards            $  843,380
          Valuation allowance for deferred tax assets   (843,380)
                                                       ---------

        Net deferred tax assets                       $     -
                                                       =========

        At March 31, 2001, the Company had net operating loss carryforwards of approximately $ 1,011,148 for federal income tax purposes. These carry-forwards , if not utilized to offset taxable income will expire in 2020.

                       FREESOFTWARECLUB.COM, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2001

NOTE 4 - Related Parties

       Certain officers and members of the Board of Directors of the Company are principals of firms from which FreeSoftwareClub.com, Inc. has contracted for the majority of its website design, maintenance, marketing, and technical support during the year then ended. Under the terms of the agreements, the Company receives website design and maintenance, consult-ing and promoting, and creative services. The agreement expired in May 2000 and management has extended the agreement on a month-to-month basis. Monthly fees under the terms of the contract are $ 6,000.

       During the year then ended for for these services totaled $ 82,894. At March 31, 2001, the Company had accounts payable totaling $ 52,894 to these related parties.


Note 5 - Going Concern:

       The Company is a development stage company, and as such is dependent upon its ability to raise capital through private and public funding. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is a dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements. The future success of the Company is likely to be dependent on its ability to obtain capital to develop and commercialize its proposed products, and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 6 - Contingencies

       On December 1, 2000, the Company entered into an agreement with Network Commerce Inc. and Speedyclick, Corp, a wholly owned subsidiary of Network Commerce Inc. Speedyclick contracted to provide to the Company in accordance with its agreement with the Company with opt-out registration opportunities by providing to the Company one million registrations per month for 3 months commencing December 1, 2000. As compensation, Speedyclick would receive a total of 1,200,000 shares of common stock of the Company paid 400,000 per month over the period of the contract. The contact was valued at $ 0.18 per share or $ 216,000. However, Speedyclick only provided 1/3 of the required monthly amount in the first month and went out of business. As a result the Company has not issued any shares to Speedyclick or to its parent Network Commerce Inc. There has been no further correspondence or contact by Network Commerce Inc. in relation to this matter. The Company believes that there could be a potential liability totaling approximately 133,000 shares or approximately $ 24,000 which has not been reflected in the records of the Company.

                             FREESOFTWARECLUB.COM, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001





Note 7 - Stock plans

       The company has adopted an "Equity Incentive Plan" as of June 1, 2000 for the issuance of up to 2,000,000 shares of stock to employees(including officers and directors who are also employees) of the Company. Non-qualifying stock options may be granted to employees, officers, directors and consultants of the Company; provided such consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. A person may be granted more than one Award under this Plan.

       In the event that the number of outstanding shares of the Company are affected by a stock dividend, recapitalization, stock split, or reverse stock split or any other such change, then the number of shares reserved for this Plan will be adjusted proportionately as well as the exercise price and the number of shares already outstanding under this Plan.

       The exercise price of an Option will be determined by a Committee when the Option is granted and may not be less than 85% of the Fair Market Value of the Shares on the date of the grant; provided that (i) the Exercise Price of an Incentive Share Option will not be less than 100% of the Fair Market Value.