Form 10QSB
period 2001-06-30
FREESOFTWARECLUB COM
filed 2001-08-14
CIK 1082736

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended June 30, 2001,

   Commission File Number 000-25761



                     FREESOFTWARECLUB.COM, INC.
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


      DELAWARE                               88-0414076
   -----------------------            ------------------------------------
  (State of Incorporation)           (I.R.S. Employer Identification Number)


                600 Bancroft Way, Berkeley, California 94710
        ------------------------------------------------------------
       (Address of Principal Executive Offices)   (Zip Code)

  Registrant's telephone number, including area code: (510) 649-4922


                       Not Applicable
    ----------------------------------------------------------------
   (Former name, address or fiscal year if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X           No
             -------------       -------------

  The total number of shares outstanding of the issuer's common shares, par value $ .001 as of the date of this report:

                  16,947,500

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                          FREESOFTWARECLUB.COM, INC.
                        (A Development Stage Company)


                         INTERIM FINANCIAL STATEMENTS
                              (UNAUDITED)

                                JUNE 30, 2001

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT JUNE 30, 2001
(UNAUDITED)


                                                     2001        2000
ASSETS

CURRENT
Cash                                            $   15,619  $   280,907
Accounts receivable                                 28,448          942
Inventory                                             -          18,901
Due from shareholders                                5,748        5,748
Prepaid expenses                                       419       16,770
                                                 ---------   ----------

                                                    50,234      323,268
                                                 ---------   ----------

FIXED - AT COST
Computer equipment                                  16,380         -
Less: Accumulated depreciation                      (2,034)        -
                                                 ---------   ----------

                                                    14,346         -
                                                 ---------   ----------


TOTAL ASSETS                                    $   64,580  $   323,268
                                                 =========   ==========






 The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT JUNE 30, 2001


                                                     2001        2000

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
Accounts payable                                $  225,806  $  208,208
Notes payable                                       50,000        -
                                                 ---------   ---------

TOTAL LIABILITIES                                  275,806     208,208
                                                 ---------   ---------


STOCKHOLDERS' EQUITY

Common stock, $.001 par value, authorized
 100,000,000, issued and outstanding
  - 16,947,500 (2000 - 16,947,500)                  16,948      16,948

Additional paid-in capital                         826,058     826,058

Deficit accumulated during development stage    (1,054,232)   (727,946)
                                                ----------     -------

TOTAL STOCKHOLDERS' EQUITY                        (211,226)    115,060
                                                ----------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   64,580  $  323,268
                                                 =========   =========



The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)



                                                              April 15, 1999
                                   Three Months  Three Months     Date of
                                  Ended June 30, Ended June 30, Inception to
                                      2001          2000       June 30, 2001

REVENUE                            $   19,406     $    -         $   99,784
                                    ---------      ---------      ---------

EXPENSES
Web development and maintenance         7,250         64,000        739,716
General and administrative             55,240        381,865        386,871
Other                                    -             -             26,629
                                    ---------      ---------      ---------

                                       62,490        445,865      1,153,216
                                    ---------      ---------      ---------

LOSS BEFORE INCOME TAXES              (43,084)      (445,865)    (1,053,432)


INCOME TAXES                             -              -               800
                                    ---------      ---------      ---------

NET LOSS                           $  (43,084)    $ (445,865)   $(1,054,232)
                                    =========      =========     ==========


Weighted average number of shares
   outstanding                     16,947,500     16,947,500
                                   ==========     ==========

Net Loss Per Share - basic and
  diluted                         $    (0.003)   $     (0.03)
                                   ==========     ==========









The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                              April 15, 1999
                                   Three Months  Three Months    Date of
                                  Ended June 30, Ended June 30, Inception to
                                      2001           2000      June 30, 2001

OPERATING ACTIVITIES

Net loss for the period            $  (43,084)    $ (445,865)   $(1,054,232)
Non-cash items
Depreciation                             -              -             2,034
Change in assets and liabilities
Accounts receivable                    17,642           (942)       (28,448)
Inventory                                -           (18,901)          -
Prepaid expenses                       12,500         24,930           (419)
Accounts payable                       19,198        191,383        225,806
                                    ---------      ---------      ---------

Net cash provided (used) in
   operating activities                 6,256       (249,395)      (855,259)
                                    ---------      ---------      ---------

FINANCING ACTIVITIES

Proceeds from issuance of
  common stock                           -              -           737,258
Increase in notes payable                -              -           150,000
                                    ---------      ---------      ---------

Net cash provided from financing
  activities                             -              -           887,258
                                    ---------      ---------      ---------


INVESTING ACTIVITES

Purchase of computer equipment           -              -           (16,380)
                                    ---------      ---------      ---------

Net cash used in investing
   activities                            -              -           (16,380)
                                    ---------      ---------      ---------

NET CHANGE IN CASH                      6,256       (249,395)        15,619


CASH AND EQUIVALENTS - BEGINNING
       OF PERIOD                        9,363        530,302           -
                                    ---------      ---------      ---------

CASH AND EQUIVALENTS - END OF
       PERIOD                      $   15,619     $  280,907     $   15,619
                                    =========      =========      =========

Supplemental Cash Flow Information
  Interest paid                    $     -        $     -        $     -
                                    =========      =========      =========
  Taxes paid                       $     -        $     -        $      800
                                    =========      =========      =========

Noncash Financing Activities
 In March 2000, a note payable in
 the amount of $ 100,000 was
 converted into 66,667 shares of
 common stock                      $     -        $     -        $  100,000
                                    =========      =========      =========



The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 15,1999(INCEPTION) TO JUNE 30, 2001
(UNAUDITED)


                                                      DEFICIT
                                                    ACCUMULATED
                                        ADDITIONAL     DURING
                       COMMON STOCK      PAID IN    DEVELOPMENT
                    SHARES      AMOUNT   CAPITAL       STAGE         TOTAL

April  15,  1999 -
  stock issued to
   founders         5,747,971  $  5,748  $    -     $     -      $    5,748

June 15, 1999 -
stock issued for
   cash             4,252,029     4,252    120,506        -         124,758

March 15, 2000 -
 conversion of
 stock through
 reverse
 acquisition        3,158,000     3,158     (3,158)       -            -

March 15, 2000 -
 Issuance of
 common stock in
 exchange for
 common stock of
 Sacio, Inc. upon
 acquisition        3,289,500     3,290     (3,290)       -            -

March 24, 2000 -
 Issuance of stock
 for cash (net of
 costs of
     $ 37,500)        433,333       433    612,067        -         612,500

March 24, 2000 -
 Conversion of note
 payable into common
 stock                 66,667        67     99,933        -         100,000

Net loss - year ended
 March 31, 2000          -        -           -       (282,081)    (282,081)

Net loss - year ended
 March 31, 2001          -        -           -       (729,067)    (729,067)

Net loss - period
 ended June 30, 2001     -        -           -        (43,084)     (43,084)
                    ---------  --------  ---------   ---------   ----------

Balances - June 30,
  2001             16,947,500 $  16,948 $  826,058 $(1,054,232) $  (211,226)
                   ==========  ========  =========  ==========   ==========


FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)


NOTE 1	-Summary of Significant Accounting Policies:

	Nature of Business

FreeSoftwareClub.com, Inc. (the "Company") was incorporated on April 15, 1999 in the State of Nevada. The Company is an on-line membership club that offers fully licensed software to members. The Company charges members a monthly fee to access the Company's catalog of software offered.

Reverse Acquisition

In March 2000, FreeSoftwareClub.com, Inc, a Nevada corporation, ("FSC.com") was acquired by Sacio, Inc., a Delaware corporation, ("Sacio") through an exchange of common stock. Sacio had no significant assets or liabilities at the acquisition date and had not had any operations for the last three years. Each share of FSC.com stock was converted to 1.3158 shares of Sacio. After the exchange, the former FSC.com shareholders owned 80% of the outstanding shares of Sacio. The transaction was accounted for as a recapitalization of FSC.com; therefore the financial statements represent the operations of FSC.com. Concurrent with the acquisition, Sacio changed its name to FreeSoftwareClub.com, Inc.

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

	Basis of Presentation

	Development Stage Company

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

	Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

	Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

NOTE 1	-Summary of Significant Accounting Policies: (Continued)

	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash
and other highly	liquid investments with initial maturities of three months or less to be cash equivalents.

	Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Fixed Assets

The Company follows the practice of capitalizing, at cost, all expenditures for fixed assets in excess of $1,000. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets of three to five years using a straight-line method.

Net (Loss) Per Common Share

The net (loss) per share is calculated by dividing net loss for the period by the average number of common share outstanding for the period. The Company does not have any potentially dilutive securities outstanding which might be considered dilutive for the purpose of calculating diluted loss per share.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair value.

Product Development Costs

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company expenses all cost incurred that related to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. As of June 30, 2001, no costs have been capitalized.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001


NOTE 1	-Summary of Significant Accounting Policies: (Continued)

Segment Information

The Company operates primarily in a single operating segment, providing software and services that connect people to catalog sales over the Internet.

Note 2 - NOTES PAYABLE

	The following is a summary of notes payable as of March 31, 2001

	Note payable to a corporation, collateralized by Company's e-mail
 database, 8% interest, due on demand					                          		$25,000

 Note payable to a corporation, collateralized by Company's e-mail
 database, 8% interest, maturity date - August 2001						              25,000
                                                                       ------
							                                                              	$50,000
                                                                       ======

NOTE 3	- Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	The Company has deferred income tax assets, which have been fully reserved as follows:

	Deferred tax assets
	   Net operating loss carryforwards           	$886,464
	   Valuation allowance for deferred tax assets	(886,464)
                                                --------
   	Net deferred tax assets                    	$   -
                                                 =======

	At June 30, 2001, the Company had net operating loss carryforwards of approximately $1,054,232 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire in 2020.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001


NOTE 4	- Related Parties:

Certain officers and members of the Board of Directors of the Company are principals of firms from which FreeSoftwareClub.com, Inc has contracted for the majority of its website design, maintenance, marketing, and technical support during the period ended. Under the terms of the agreements, The Company receives website design and maintenance, consulting and promoting and creative services. The agreement expired in May 2000 and management has extended the agreement on a month-to-month basis. Monthly fees under the terms of the contract are $6,000.

During the period then ended fees for these services totaled $25,182. At June 30, 2001, the Company had accounts payable totaling $65,383 to these related parties.

NOTE 5- Going Concern

The Company is a development stage company, and as such is dependent upon its ability to raise capital through private and public funding. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements. The future success of the Company is likely to be dependent on its ability to obtain capital to develop and commercialize its proposed products, and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 6- Contingencies

On December 1, 2000, the Company entered into an agreement with Network Commerce Inc. and Speedyclick, Corp, a wholly owned subsidiary of Network Commerce Inc. Speedyclick contracted to provide to the Company in accordance with its agreement with the Company with opt-out registration opportunities by providing to the Company one million registrations per month for 3 months commencing December 1, 2000. As compensation, Speedyclick would receive a total of 1,200,000 shares of common stock of the Company, paid 400,000 per month over the period of the contract. The contact was valued at $ 0.18 per share or $ 216,000. However, Speedyclick only provided 1/3 of the required monthly amount in the first month and went out of business. As a result the Company has not issued any shares to Speedyclick or to its parent Network Commerce Inc. There has been no further correspondence or contact by Network Commerce Inc. in relation to this matter. The Company believes that there could be a potential liability totaling approximately 133,000 shares or approximately $ 24,000 which has not been reflected in the records of the Company.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)



NOTE 6- Stock Plans

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


Overview

During the quarter ended June 30, 2001, management focused on raising funds to continue operations, and implementing the plan to generate increased site traffic, subscriptions, and revenues.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


Plan of Operations

During the quarter, the Company focused on maintaining revenue-generating programs. The Company lost its primary source for new members in the last month of the previous quarter due to Network Commerce, Inc. shutting of its consumer operations. Several other sources were tested in the period, but these sources required payment in cash and the company was unable to commit to these beyond the test period.

The company subsequently added 5,000 new members during the period. Revenues were sustained by continuing outbound email campaigns, but declined due to the lack of marketing.


Marketing Strategies

The major thrust of the Company's marketing plan continues to be to acquire new users by the use of opt-in email promotions, and will continue to concentrate on low cost promotions to drive site traffic and generate memberships.

The Company's plan is to continue to promote the new member offer to subscribers and convert a high percentage of these customers to active members, and to continue offering a weekly newsletter containing special offers to members and non-members alike.

These offers have proven to be successful at generating site traffic and revenues, and help maintain customer loyalty.

Results of Operations

The Company generated gross revenue of $ 19,406 in the quarter ending June 30, 2001. These revenues came from opt-in registrations, advertising, and commissions earned from affiliated product promotions.

Total operating expenses of $ 62,490 for the three months ended June 30, 2001 resulted primarily from Legal, Accounting, and Insurance fees, General and Administrative expenses as related to salaries and wages totaling $ 55,240, web site development of 7,250.

During the Quarter, the CEO took further steps to reduce the cost of operations. Operational costs were reduced by eliminating or negotiating lower fees from service providers, and reduced marketing expenses.

The Company's business model appears to have the ability to generate sufficient cash within its operational costs and become cash flow positive, given the contracts for new member acquisition available to it. However, due to the precarious nature of the company, the Company has not executed these agreements.

Liquidity and Capital Resources

The Company has focused on efforts to secure additional funding in the period. The CEO and members of the Board of Directors took steps to prepare materials and initiate negotiations with a wide range of potential investors, partners, or companies that might be interested in purchasing the company. No new funding was found during the period.

The Company anticipates that it may not be able to continue operations without additional capital.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not Applicable


PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

None.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES


None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       11.0 Statement Regarding Computation of Per Share Earnings - see statement of operations

   (b) Reports on Form 8-K

             8-K filed on July 16, 2001 notifying the change in auditors and incorporated by reference.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FREESOFTWARECLUB.COM, INC.
                               (Registrant)


Dated: August 14, 2001             /s/ RICHARD MILES
                           -------------------------------
                            Richard Miles - President