Form 10QSB
period 2001-09-30
FREESOFTWARECLUB COM
filed 2001-11-15
CIK 1082736

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended September 30, 2001,

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


                         INTERIM FINANCIAL STATEMENTS
                                (UNAUDITED)

                             SEPTEMBER 30, 2001

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


                                                     2001        2000
ASSETS

CURRENT
Cash                                            $    2,881  $    12,169
Accounts receivable                                 26,614          351
Inventory                                             -          24,363
Due from shareholders                                5,748        5,748
Prepaid expenses                                       419       54,200
                                                 ---------   ----------

                                                    35,662       96,831
                                                 ---------   ----------

FIXED - AT COST
Computer equipment                                  16,380         -
Less: Accumulated depreciation                      (2,034)        -
                                                 ---------   ----------

                                                    14,346         -
                                                 ---------   ----------


TOTAL ASSETS                                    $   50,008  $    96,831
                                                 =========   ==========






 The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2001


                                                     2001        2000

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
Accounts payable                                $  262,995  $  153,690
Notes payable                                       50,000        -
                                                 ---------   ---------

TOTAL LIABILITIES                                  312,995     153,690
                                                 ---------   ---------


STOCKHOLDERS' EQUITY

Common stock, $.001 par value, authorized
 100,000,000, issued and outstanding
  - 16,947,500 (2000 - 16,947,500)                  16,948      16,948

Additional paid-in capital                         826,058     856,128

Deficit accumulated during development stage    (1,105,993)   (912,987)
                                                ----------     -------

TOTAL STOCKHOLDERS' EQUITY                        (262,987)    (56,859)
                                                ----------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   50,008  $   96,831
                                                 =========   =========



The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)



                                                               April 15, 1999
                                    Six Months    Six Months      Date of
                                      Ended        Ended        Inception to
                                    September 30, September 30,  September 30,
                                      2001          2000             2001

REVENUE                            $   27,264     $    -         $  107,642
                                    ---------      ---------      ---------

EXPENSES
Web development and maintenance        11,000        118,250        743,466
General and administrative            111,109        512,584        442,740
Other                                    -             -             26,629
                                    ---------      ---------      ---------

                                      122,109        630,834      1,212,835
                                    ---------      ---------      ---------

LOSS BEFORE INCOME TAXES              (94,845)      (630,834)    (1,105,193)


INCOME TAXES                             -              -               800
                                    ---------      ---------      ---------

NET LOSS                           $  (94,845)    $ (630,834)  $ (1,105,993)
                                    =========      =========     ==========


Weighted average number of shares
   outstanding                     16,947,500     16,947,500
                                   ==========     ==========

Net Loss Per Share - basic and
  diluted                         $    (0.006)   $     (0.04)
                                   ==========     ==========









The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                              April 15, 1999
                                    Six Months   Six Months       Date of
                                       Ended       Ended       Inception to
                                   September 30, September 30,  September 30,
                                      2001           2000           2001

OPERATING ACTIVITIES

Net loss for the period            $  (94,845)    $ (630,834)  $ (1,105,993)
Non-cash items
Depreciation                             -              -             2,034
Change in assets and liabilities
Accounts receivable                    19,476           (351)       (32,362)
Inventory                                -           (24,363)          -
Prepaid expenses                       12,500        (12,500)          (419)
Accounts payable                       56,387        136,865        262,995
                                    ---------      ---------      ---------

                                       88,363         99,651        232,248
                                    ---------      ---------      ---------

Net cash provided (used) in
   operating activities                (6,482)      (531,183)      (873,745)
                                    ---------      ---------      ---------

FINANCING ACTIVITIES

Proceeds from issuance of
  common stock                           -            13,050        843,006
Increase in notes payable                -              -            50,000
                                    ---------      ---------      ---------

Net cash provided from financing
  activities                             -            13,050        893,006
                                    ---------      ---------      ---------


INVESTING ACTIVITES

Purchase of computer equipment           -              -           (16,380)
                                    ---------      ---------      ---------

Net cash used in investing
   activities                            -              -           (16,380)
                                    ---------      ---------      ---------

NET CHANGE IN CASH                     (6,482)      (518,133)         2,881


CASH AND EQUIVALENTS - BEGINNING
       OF PERIOD                        9,363        530,302           -
                                    ---------      ---------      ---------

CASH AND EQUIVALENTS - END OF
       PERIOD                      $    2,881     $   12,169     $    2,881
                                    =========      =========      =========

Supplemental Cash Flow Information
  Interest paid                    $     -        $     -        $     -
                                    =========      =========      =========
  Taxes paid                       $     -        $     -        $      800
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

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 15,1999(INCEPTION) TO SEPTEMBER 30, 2001
(UNAUDITED)


                                                      DEFICIT
                                                    ACCUMULATED
                                        ADDITIONAL     DURING
                       COMMON STOCK      PAID IN    DEVELOPMENT
                    SHARES      AMOUNT   CAPITAL       STAGE         TOTAL

April  15,  1999 -
  stock issued to
   founders         5,747,971  $  5,748  $    -     $     -      $    5,748

June 15, 1999 -
stock issued for
   cash             4,252,029     4,252    120,506        -         124,758

March 15, 2000 -
 conversion of
 stock through
 reverse
 acquisition        3,158,000     3,158     (3,158)       -            -

March 15, 2000 -
 Issuance of
 common stock in
 exchange for
 common stock of
 Sacio, Inc. upon
 acquisition        3,289,500     3,290     (3,290)       -            -

March 24, 2000 -
 Issuance of stock
 for cash (net of
 costs of
     $ 37,500)        433,333       433    612,067        -         612,500

March 24, 2000 -
 Conversion of note
 payable into common
 stock                 66,667        67     99,933        -         100,000

Net loss - year ended
 March 31, 2000          -        -           -       (282,081)    (282,081)

Net loss - year ended
 March 31, 2001          -        -           -       (729,067)    (729,067)

Net loss - period
 ended Sept 30, 2001     -        -           -        (94,845)     (94,845)
                    ---------  --------  ---------   ---------   ----------

Balances - Sept 30,
  2001             16,947,500 $  16,948 $  826,058 $(1,105,993) $  (262,987)
                   ==========  ========  =========  ==========   ==========


FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2001
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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2001
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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2001


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

	The Company has deferred income tax assets, which have been fully reserved as follows:

	Deferred tax assets
	   Net operating loss carryforwards           	$1,105,993
	   Valuation allowance for deferred tax assets	(1,105,993)
                                                ----------
   	Net deferred tax assets                    	$   -
                                                 =========

	At September 30, 2001, the Company had net operating loss carryforwards of approximately $1,105,993 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire in 2020.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2001


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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)



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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


Overview

During the quarter ended September 30, 2001, management focused on raising funds to continue operations, and implementing the plan to generate increased site traffic, subscriptions, and revenues.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


Plan of Operations

During the quarter, the Company focused on continuing its efforts to maintain revenue-generating programs, primarily by promoting goods and services to its existing member database.

The primary efforts of Company management were focused on fund raising.


Marketing Strategies

The major thrust of the Company's marketing plan continues to be to acquire new users by the use of opt-in email promotions, and will continue to concentrate on low cost promotions to drive site traffic and generate memberships.

These offers have proven to be successful at generating site traffic and revenues, and help maintain customer loyalty.

Results of Operations

The Company generated gross revenue of $ 7,808 in the quarter ending September 30, 2001. These revenues came from email list rentals, opt-in registrations, advertising, and commissions earned from affiliated product promotions.

Total operating expenses of $ 59,568 for the three months ended September 30, 2001 resulted primarily from $ 31,695 in Legal and Accounting fees,$ 1,337 in interest expense, $ 9,604 in General and Administrative expenses (including rent telephone, etc.), $ 9,502 in salaries, wages and payroll expenses, and $ 7,431 in ongoing website maintenance and marketing expenses.

During the Quarter, the CEO took further steps to keep cash expenditures at the barest minimum.

The Company's business model appears to have the ability to generate sufficient cash within its operational costs and become cash flow positive at some time in the future. However, due to the precarious nature of the company, the Company does not have the resources necessary to accomplish these revenue goals.


Liquidity and Capital Resources

The Company has little liquidity. Management has focused on efforts to secure additional funding in the period. The CEO and members of the Board of Directors took steps to prepare materials and initiate negotiations with a wide range of potential investors, partners, or companies that might be interested in purchasing the company. No new funding was found during the period.

The Company anticipates that it may be close to finalizing negotiations with interested parties relative to the sale of the company or for certain assets of the company. This would enable the Company to retire debt and continue operations.


Should these negotiations prove unsuccessful, it is unlikely that the Company will be able to continue it operations into the foreseeable future.


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


                           FREESOFTWARECLUB.COM, INC.
                               (Registrant)


Dated: November 15, 2001             /s/ RICHARD MILES
                           -------------------------------
                            Richard Miles - President