Form 10QSB
period 2001-12-31
FREESOFTWARECLUB COM
filed 2002-01-31
CIK 1082736

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended December 31, 2001,

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


                         INTERIM FINANCIAL STATEMENTS
                                (UNAUDITED)

                             DECEMBER 31, 2001

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT DECEMBER 31, 2001
(UNAUDITED)


                                                     2001        2000
ASSETS

CURRENT
Cash                                            $      296  $     6,224
Accounts receivable                                  6,601       24,778
Inventory                                             -          24,005
Due from shareholders                                5,748        5,748
Prepaid expenses                                      -          41,700
                                                 ---------   ----------

                                                    12,645      102,455
                                                 ---------   ----------

FIXED - AT COST
Computer equipment                                  16,380         -
Less: Accumulated depreciation                      (2,034)        -
                                                 ---------   ----------

                                                    14,346         -
                                                 ---------   ----------


TOTAL ASSETS                                    $   26,991  $   102,455
                                                 =========   ==========






 The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT DECEMBER 31, 2001
(UNAUDITED)


                                                     2001        2000

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
Accounts payable                                $  281,372  $  178,151
Notes payable                                       50,000        -
                                                 ---------   ---------

TOTAL LIABILITIES                                  331,372     178,151
                                                 ---------   ---------


STOCKHOLDERS' EQUITY

Common stock, $.001 par value, authorized
 100,000,000, issued and outstanding
  - 16,947,500 (2000 - 17,407,500)                  16,948      17,408

Additional paid-in capital                         826,058     941,528

Deficit accumulated during development stage    (1,147,387) (1,034,632)
                                                ----------     -------

TOTAL STOCKHOLDERS' EQUITY                        (304,381)    (75,696)
                                                ----------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   26,991  $  102,455
                                                 =========   =========



The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)



                                                               April 15, 1999
                                    Nine Months    Nine Months      Date of
                                      Ended        Ended        Inception to
                                    December 31, December 31,  December 31,
                                      2001          2000             2001

REVENUE                            $   25,495     $   30,042     $  105,873
                                    ---------      ---------      ---------

EXPENSES
Web development and maintenance        18,500        136,750        750,966
General and administrative            143,234        638,465        474,865
Other                                    -             7,067         26,629
                                    ---------      ---------      ---------

                                      161,734        782,282      1,252,460
                                    ---------      ---------      ---------

LOSS BEFORE INCOME TAXES             (136,239)      (752,240)    (1,146,587)


INCOME TAXES                             -              -               800
                                    ---------      ---------      ---------

NET LOSS                           $ (136,239)    $ (752,240)  $ (1,147,387)
                                    =========      =========     ==========


Weighted average number of shares
   outstanding                     16,947,500     16,871,610
                                   ==========     ==========

Net Loss Per Share - basic and
  diluted                         $    (0.008)   $     (0.04)
                                   ==========     ==========









The accompanying notes are an integral part of these financial statements.

FREESOFTWARECLUB.COM, INC
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                              April 15, 1999
                                    Nine Months   Nine Months       Date of
                                       Ended       Ended       Inception to
                                   December 31, December 31,  December 31,
                                      2001           2000           2001

OPERATING ACTIVITIES

Net loss for the period            $ (136,239)    $ (752,240)  $ (1,147,387)
Non-cash items
Depreciation                             -              -             2,034
Change in assets and liabilities
Accounts receivable                    39,489        (25,089)       (12,349)
Inventory                                -           (24,005)          -
Prepaid expenses                       12,919           -              -
Accounts payable                       74,764        161,326        281,372
                                    ---------      ---------      ---------

                                      127,172        112,232        276,805
                                    ---------      ---------      ---------

Net cash provided (used) in
   operating activities                (9,067)      (640,008)      (876,330)
                                    ---------      ---------      ---------

FINANCING ACTIVITIES

Proceeds from issuance of
  common stock                           -           115,930        843,006
Increase in notes payable                -              -            50,000
                                    ---------      ---------      ---------

Net cash provided from financing
  activities                             -           115,930        893,006
                                    ---------      ---------      ---------


INVESTING ACTIVITES

Purchase of computer equipment           -              -           (16,380)
                                    ---------      ---------      ---------

Net cash used in investing
   activities                            -              -           (16,380)
                                    ---------      ---------      ---------

NET CHANGE IN CASH                     (9,067)      (524,078)           296


CASH AND EQUIVALENTS - BEGINNING
       OF PERIOD                        9,363        530,302           -
                                    ---------      ---------      ---------

CASH AND EQUIVALENTS - END OF
       PERIOD                      $      296     $    6,224     $      296
                                    =========      =========      =========

Supplemental Cash Flow Information
  Interest paid                    $     -        $     -        $     -
                                    =========      =========      =========
  Taxes paid                       $     -        $     -        $      800
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

FREESOFTWARECLUB.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 15,1999(INCEPTION) TO DECEMBER 31, 2001
(UNAUDITED)


                                                      DEFICIT
                                                    ACCUMULATED
                                        ADDITIONAL     DURING
                       COMMON STOCK      PAID IN    DEVELOPMENT
                    SHARES      AMOUNT   CAPITAL       STAGE         TOTAL

April  15,  1999 -
  stock issued to
   founders         5,747,971  $  5,748  $    -     $     -      $    5,748

June 15, 1999 -
stock issued for
   cash             4,252,029     4,252    120,506        -         124,758

March 15, 2000 -
 conversion of
 stock through
 reverse
 acquisition        3,158,000     3,158     (3,158)       -            -

March 15, 2000 -
 Issuance of
 common stock in
 exchange for
 common stock of
 Sacio, Inc. upon
 acquisition        3,289,500     3,290     (3,290)       -            -

March 24, 2000 -
 Issuance of stock
 for cash (net of
 costs of
     $ 37,500)        433,333       433    612,067        -         612,500

March 24, 2000 -
 Conversion of note
 payable into common
 stock                 66,667        67     99,933        -         100,000

Net loss - year ended
 March 31, 2000          -        -           -       (282,081)    (282,081)

Net loss - year ended
 March 31, 2001          -        -           -       (729,067)    (729,067)

Net loss - period
 ended Dec 31, 2001     -        -           -        (136,239)    (136,239)
                    ---------  --------  ---------   ---------   ----------

Balances - Sept 30,
  2001             16,947,500 $  16,948 $  826,058 $(1,147,387) $  (304,381)
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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2001
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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2001


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

	The Company has deferred income tax assets, which have been fully reserved as follows:

	Deferred tax assets
	   Net operating loss carryforwards           	$1,147,387
	   Valuation allowance for deferred tax assets	(1,147,387)
                                                ----------
   	Net deferred tax assets                    	$   -
                                                 =========

	At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,147,387 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire in 2020.

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2001


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

FreeSoftwareClub.com, Inc.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2001
(UNAUDITED)



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

Note 7 - Acquisition Offer

Subsequent to December 31, the Company has filed an information statement with the Securities and Exchange Commission. This statement indicates that a Canadian company 3608948 Canada Inc. has entered into an agreement to purchase 3,000,000 shares in exchange for shares in its company and become a wholly-owned subsidiary of Freesoftwareclub.com. The terms also provide for a reverse stock split and issuance of another 7,000,000 shares of post-split stock for $300,000 to retire existing liabilities of the company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


Overview

During the quarter ended December 31, 2001, management focused on raising funds to maintain operations, and implementing the plan to generate increased site traffic, subscriptions, and revenues.


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


As anticipated in the prior quarter, The Board of Directors were presented with an acquisition offer by a Canadian firm, 3608948 Canada Inc. dba "Ideas and Associates". The Board met and authorized the CEO to continue negotiations relative to an acquisition. Subsequently, the Board unanimously voted to approve the terms and conditions of the offer as presented, and authorized the CEO to continue working toward a successful conclusion to the negotiations. The resolution was signed by all members of the Board.

The terms of the transaction include the Company issuing 3,000,000 shares in exchange for all the issued and outstanding shares of Ideas and Associates, resulting in Ideas and Associates becoming a wholly-owned subsidiary of the Company. The terms also include provisions for a reverse stock split reducing the number of shares outstanding, and another 7,000,000 post-split shares issued to Ideas in exchange for $ 300,000 cash to be used to retire the liabilities of the current operating company.

Certain members of the Board have agreed to reduce the number of shares they hold in order to reduce the total number of shares outstanding in order to make the transaction more attractive for Ideas & Associates and equitable for all stockholders.

It is contemplated that certain shareholders will also contribute a portion of their shareholdings back to the capital of the company in exchange for the assets and liabilities of the current operating company.

The terms of the transaction were finalized on January 22, 2002. A preliminary information statement was prepared and filed with the Securities and Exchange Commission for review on January 28, 2002.

Wendell Nunes, one of the Board members, resigned effective January 25, 2002. Mr. Nunes did not furnish the Board with a letter describing any disagreement with any actions of the Board or Officers of the Company.

Marketing Strategies

The major thrust of the Company's marketing plan continues to be to acquire new users by the use of opt-in email promotions, and will continue to concentrate on low cost promotions to drive site traffic and generate memberships.

These offers have proven to be successful at generating site traffic and revenues, and help maintain customer loyalty.

Results of Operations

The Company generated gross revenue of $ (1,769)in the quarter ended December 31, 2001 which was mainly due to an adjustment of commissions from the previou quarter being overstated in the amount of $ 7,610. Therefore revenues were actually $ 5,840 in the quarter ending December 31, 2001. These revenues came from email list rentals, opt-in registrations, advertising, and commissions earned from affiliated product promotions.

Total operating expenses of $ 39,625 for the three months ended December 31, 2001 resulted primarily from $ 10,500 in rent,$ 1,811 in service provider fees, interest expense of 1,008, $ 9,026 in bad debts,$ 2,364 in General and Administrative expenses (including telephone, etc.), $ 7,268 in salaries, wages and payroll expenses, and $ 7,648 in ongoing website maintenance and marketing expenses.

During the Quarter, the CEO took further steps to keep cash expenditures at the barest minimum.


Liquidity and Capital Resources

The Company has little liquidity and operating income does not meet current expenses. Management has focused on efforts to secure additional funding in the period, resulting in the acquisition offer from Ideas & Associates. No other new funding or funding sources were found during the period


The offer from Ideas & Associates as described above enables the Company to retire most of its debt of the current operating business and continue operations, and provides stockholders an opportunity for future growth.

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


                           FREESOFTWARECLUB.COM, INC.
                               (Registrant)


Dated: January 31, 2002             /s/ RICHARD MILES
                           -------------------------------
                            Richard Miles - President